Form 10-K
period 2008-08-31
TECHNOLOGY PUBLISHING, INC.
filed 2008-12-02
CIK 1445625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2008

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to________________

Commission file number 333-153868

TECHNOLOGY PUBLISHING, INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Van Stassen Blvd.
Toronto, Ontario, Canada	M6S 2N3
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (416) 767-2495

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	N/A

Securities registered under Section 12(g) of the Act:

Common Stock, $0.001 par value per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ]    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes [   ]    No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [   ]    No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $26,050
(computed by reference to the last sale price of $0.01 per share on July 25, 2007).

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12,
13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes [   ]    No [   ] N/A

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 10,205,000 shares of common stock as of December 1, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part
II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933.
The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). Not Applicable

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED AUGUST 31, 2008

PART I

FORWARD-LOOKING STATEMENTS.

          This annual report contains forward-looking statements. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “intend”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in Item 1A “Risk Factors” commencing on page 4 of this report, which may cause our or our industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

          Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

          As used in this annual report, the terms “we”, “us” and “our” mean Technology Publishing, Inc. and/or Westside Publishing Ltd., as the case may be. All dollar amounts refer to United States dollars unless otherwise indicated.

ITEM 1. BUSINESS.

Corporate History

          We were incorporated in the State of Nevada on March 19, 2007. On June 1, 2007, we entered into a share purchase agreement with Slawek Kajko, our president, secretary, treasurer and a director of our company, whereby we acquired all of the issued and outstanding shares of Westside Publishing Ltd. in consideration for the issuance of a promissory note in the amount of $28,047. Westside Publishing Ltd. became our wholly-owned subsidiary and we commenced the business of publishing and selling advertising for a consumer electronics magazine entitled Canada HiFi. In addition to this, we also provide graphic design services.

          Our wholly-owned subsidiary, Westside Publishing Ltd., was incorporated in the Province of Ontario, Canada on September 19, 2003.

Our Business

          Through our subsidiary, Westside Publishing Ltd., we publish and sell advertising for a consumer electronics magazine entitled Canada HiFi. In addition to this, we also provide graphic design services.

          Our publication was initially launched under the name Toronto HiFi in September 2003 by our president, Slawek Kajko. Toronto HiFi was a free magazine, published six times a year, with a print circulation of 10,000 per issue. It was distributed at approximately 80 audio video and computer stores in the Greater Toronto area. In October 2005, the publication was completely redesigned and renamed to Canada HiFi.

          Currently, Canada HiFi is a free publication with a target audience ranging from the casual audio video consumer to a true enthusiast, between the ages of 16 and 55. Canada HiFi is published six times a year with a national print circulation of 25,000 per issue. It is currently available in Ontario and Quebec, Canada and in limited quantities in British Columbia, Alberta and Saskatchewan, Canada. The magazine is distributed in over 260 audio video stores as well as select computer stores. Our website, www.canadahifi.com, attracts both regular readers of the print version of Canada HiFi and readers unable to pick up print copies of the magazine. Visitors can access feature articles, how-to articles, buyer guides and reviews online archived from all past print issues as well as preview articles from the current print issue. For readers interested in getting the latest information, our home page contains daily updated audio video news and product announcements from around the world. The home page also incorporates a blog which allows members of canadahifi.com to share their comments with other members and visitors.

          In addition to publishing the Canada HiFi magazine, we also provide graphic design services. We design the layout of an annual publication entitled “Are We There Yet?” for Attractions Ontario, an Ontario tourism promotion company, as well as advertisements for clients who advertise in our publication.

Current and Anticipated Sources of Revenue

          We currently have three sources of revenue. Our main source of revenue comes from the sales of advertising space for the print edition of the Canada HiFi publication, which accounts for approximately 92% of the total revenue. Sales of advertising space on our website www.canadahifi.com account for approximately 6% of the total revenue. Our graphic design services represent the remaining 2% of revenue.

          In the first quarter of 2009, we expect to introduce and market video reviews of audio and video products on our website, www.canadahifi.com. This should create another source of revenue for our company and attract clients that currently do not advertise in our print publication. We hope that in the longer term, this will also allow us to attract more clients to advertise in our print publication. Initially, we plan to charge $500 per video review and sell video reviews in packages of four. Later in 2009, we plan to increase the price for video reviews to $700 each.

          Our latest December/January 2008/2009 issue of Canada HiFi was 40 pages in size: 10 of these pages contained paid advertisements and the remaining 30 contained unpaid advertisements and editorial content. Our plan is to increase the number of paid advertisements to 20 by the second quarter of 2009. We also plan to increase our advertising rates by approximately $100 for a color full-page ad starting in January 2009 to offset rising distribution and printing costs.

          We are currently in the process of developing a plan to build two reference studio rooms for the purpose of testing and analyzing audio and video components for our publication. One room is intended to be used for reviewing two-channel music components and the other room is intended to be used for reviewing multi-channel music systems and home theatre components. We hope to have these new rooms operational by the third quarter of 2009.

          By the fourth quarter of 2009, we plan to increase the circulation of Canada HiFi and add approximately 50 to 80 new stores in Vancouver, British Columbia, Canada to our distribution network. Within three years, we plan to double the current circulation to 50,000 copies and add another 100 to 120 new distribution stores in Calgary, Edmonton, Victoria, Saskatoon, Regina, Winnipeg, London, Hamilton, Kingston and Ottawa, Canada.

          In early 2007, we introduced a news blog on www.canadahifi.com which has been driving increasing numbers of unique visitors to our website monthly. By the end of 2007, the number of unique monthly visitors nearly tripled on our website. Before the end of 2008, we expect to add a classifieds section, where readers can post free online classifieds related to audio and video components. In early 2009, we also plan to introduce a forum on our website that will allow readers to interact with each other and the contributors of Canada HiFi. All these additions and enhancements should increase the number of unique visitors and allow us to increase the advertising rates on the website.

          We also plan to launch an online store on our website in the second half of 2009. At launch time, visitors of our website would be able to purchase various audio and video accessories such as cables, connectors, power conditioning products and music CDs. Throughout 2009, we plan to gradually sell a variety of audio and video components through our online store including TVs, speakers, A/V receivers, amplifiers and CD/DVD/high-definition players. By the end of 2010, we expect the online sales to generate between 30 and 40 percent of our total revenue. Our online store would compete with some of the other online stores including www.avdeals.com, www.partsconnexion.com and www.audiyo.com.

          Since 2006, we have also been designing the layout for an annual magazine entitled “Are We There Yet?” for Attractions Ontario, an Ontario tourism promotion company. “Are We There Yet?” is a school trip planner magazine, with a circulation of 20,000, published annually and distributed to elementary and high school teachers. We hope to increase the revenue generated by our graphic design services by designing other smaller publications in the next 12 to 24 months.

Marketing

          Most of the marketing for our company is achieved by contacting potential clients by phone and email. Our publication, Canada HiFi, is also an effective marketing vehicle in itself since it is picked up or sent directly to potential industry advertisers. Some of our new clients also come from referrals from existing clients as well as our website. Once a year, we set up a booth to promote our publication at Festival Son et Image, the Canadian audio video consumer and industry show. During the next year, we plan to attend two audio video shows in the United States to promote our publication; CEDIA, the industry audio video show in the North America and CES, the consumer electronics show in North America. In the next 2 years, we also hope to set up a booth at the CEDIA show to promote our publication.

          Our website currently relies on free internet search engines and listings on various website directories for the majority of traffic. A significant portion of our traffic also comes from manufacturer and distributor websites that have posted links to our reviews of their products. More recently, users from various audio video related forums have been sending a substantial amount of traffic to our website.

          Starting in January of 2009, we plan to begin a barter advertising campaign in Stereophile, the largest US audiophile magazine with a circulation of over 100,000 per issue, and distributed worldwide. A quarter-page advertisement promoting our website is planned to be featured in the Stereophile magazine that should result in sending more traffic to our website. In exchange, a full-page ad promoting Stereophile is planned to be featured in each issue of Canada HiFi. Web advertising on Stereophiles’s website, www.stereophile.com, is also planned to be a part of this campaign. 750,000 impressions of the CanadaHiFi ad (linking to our website) is planned to run on www.stereophile.com every month, beginning in March of 2009. We expect that roughly 5%, or 37,500 clicks, of the impressions will result in new visitors to our website. In exchange, a web advertisement for Stereophile is expected to be featured on the home page of our website www.canadahifi.com.

Competition

          Our publication, Canada HiFi, is unique to the Canadian and US markets and hence we are not in direct competition with other publications. Factors that make our publication distinct from other publications about audio video include our distribution, content and the fact that our publication is available free of charge to consumers.

          However, there are a number of publications that are indirect competitors to our publication, including Here’s How, UHF Magazine, Quebec Audio Video and Son & Image. Unlike Canada HiFi, which is available for free at over 250 audio video (and related) stores, all these other publications are available for purchase only, at a much smaller number of bookstores and newsstands. The content and the audience of each of these publications is also different from our publication: Here’s How has much less focus than Canada HiFi, covering all consumer electronics but in little detail; Inner Ear is geared towards a small group of audiophiles who purchase very expensive, high-end audio products only; both Quebec Audio Video and Son & Image are targeted towards the French-Canadian audience since they are written exclusively in the French language. In contrast to all of these publications, Canada HiFi focuses on entry-level to high-end audio and video products and is published in English.

Competition Pricing Comparison

          The following table illustrates pricing comparisons for publications that currently compete with Canada HiFi. The information in this table comes from the advertising rate cards of the other publications and is current as of August 1, 2008.

Publication Name	Print Circulation	Full Page Ad Pricing
Here’s How	100,000	$13,200
UHF Magazine	15,000	$2,025
Quebec Audio Video	10,000	$2,000
Son&Image	10,000	$1,875

Technology

          Our website is hosted by DS1 Design, in Aurora, Ontario, Canada. DS1 Design provides all website, email and database hosting services required by our company. The hosting services cost approximately $250 per year. Programming and updates to our website are performed by a freelance programmer, as required.

Employees

          We have a total of two employees, one of whom is a full time employee. Our president, secretary, treasurer and director, Slawek Kajko, and our vice president and director, Edward Dere, are the only employees of our company. Slawek Kajko handles all of the responsibilities of corporate administration, business development, sales and publication production. Mr. Kajko currently spends approximately 60 hours per week providing services to our company, which represents all of his working time. Edward Dere provides consulting and business development for our company. Edward Dere’s financial background skills provide our company with a financial forecast and guidance on achieving our financial goals. His customer service skills experience makes him an asset to our company. Mr. Dere currently spends approximately 20 to 30 hours per week proving services to our company, which represents approximately 40% of his working hours as he also works as a freelance consultant in the hospitality and service industry.

Intellectual Property

          The promotional issue of Toronto HiFi was designed and published in Toronto, Ontario, Canada in September 2003 by our president, Slawek Kajko, who subsequently caused Westside Publishing Ltd. to be incorporated. In November 2005, our publication was redesigned and re-launched as Canada HiFi in the provinces of Ontario and Quebec, Canada.

          We own the domain names www.canadahifi.com and www.torontohifi.com. The rights to our publication, Canada HiFi, and our website is held by our company.

          We are not aware that our services or proprietary rights infringe the proprietary rights of third parties. However, from time to time, we may receive notices from third parties asserting that we have infringed their trademarks, copyrights or other intellectual property rights. In addition, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Any such claims could be time-consuming, result in costly litigation, cause service stoppages or lead us to enter into royalty or licensing agreements rather than disputing the merits of such claims. An adverse outcome in litigation or similar proceedings could subject us to significant liabilities to third parties, require expenditure of significant resources to develop non-infringing technology, require disputed rights to be licensed from others, or require us to cease the marketing or use of our website, any of which could have a material adverse effect on our business, operating results and financial condition.

Sources and Availability of Raw Materials

          Freelance writers provide the contents for our publication and the paper for our publication is provided by the printing company which is managed by our printing broker.

ITEM 1A. RISK FACTORS.

          In addition to other information in this annual report, the following risk factors should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition. As a result of the risk factors set forth below, actual results could differ materially from those projected in any forward-looking statements. Additional risks and uncertainties not presently known to us, or that we currently consider to be immaterial, may also impact our business, operating results, liquidity and financial condition. If any such risks occur, our business, operating results, liquidity and financial condition could be materially affected in an adverse manner. Under such circumstances, the trading price of our securities could decline, and you may lose all or part of your investment.

Risks Related to Our Business

We have had minimal revenues from operations and, if we are not able to obtain further financing, we may be forced to scale back or cease operations or our business operations may fail.

          To date, we have not generated significant revenues from our operations and we have been dependent on sales of our equity securities and advances from directors to meet the majority of our cash requirements. From the date of inception of our wholly owned subsidiary, Westside Publishing Ltd., on September 19, 2003 to August 31, 2008, we have generated $236,399 in revenue primarily from the sale of advertising. As at August 31, 2008, we had cash of $75,504 and working capital of $29,405. We expect to generate a moderate positive cash flow from operations in the next twelve month period. We estimate that we will require between $250,000 and $300,000 to carry out our business plan for the next twelve month period. We will, in all likelihood, continue to incur operating expenses without significant revenues until our sales from advertising increase. Because we have not generated significant revenues and has an accumulated deficit since inception, our independent auditors’ report for the year ended August 31, 2008 states that these factors raise substantial doubt about our ability to continue as a going concern. Note 1 to our financial statements for the year ended August 31, 2008 describes the circumstances that led to this disclosure by our independent auditors.

          Because we cannot anticipate when we will be able to generate significant revenues from advertising, we will need to raise additional funds to develop our business plan, respond to competitive pressures and respond to unanticipated requirements or expenses. If we are not able to generate significant revenues from the sale of our advertising, we will not be able to maintain our operations or achieve a profitable level of operations. We will not be able to expand our operations beyond current levels without generating significant revenues from our current operations or obtaining further financing. We cannot assure that we will be able to generate enough interest in our products to ever become profitable. If we are unable to establish and generate significant revenues, or obtain adequate future financing, our business will fail and you may lose some or all of your investment in our common stock.

The fact that we have not generated significant revenues since our inception raises substantial doubt about our ability to continue as a going concern, as indicated in our independent auditors’ report in connection with our audited financial statements.

          We have not generated significant revenues since the inception of our wholly owned subsidiary, Westside Publishing Ltd., on September 19, 2003. Since we have not generated significant revenues since inception and are unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future, our independent auditors’ report includes an explanatory paragraph about our ability to continue as a going concern. We will, in all likelihood, continue to incur operating expenses without significant revenues until our products gain significant popularity. On July 25, 2007, we raised $26,050 through the sale of shares of our common stock with the balance of our financing requirements coming from our directors. Management projects that we may require an additional $250,000 to $300,000 to fund our operating expenditures for the next twelve month period. We will not be able to expand our operations beyond current levels without generating significant revenues from our current operations or obtaining further financing. Our primary source of funds has been the sale of our common stock and advances from Slawek Kajko, our president and director. We cannot assure that we will be able to generate enough interest in our products. If we cannot attract a successful distribution network, we will not be able to generate any significant revenues or income. In addition, if we are unable to establish and generate significant revenues, or obtain adequate future financing, our business will fail and you may lose some or all of your investment in our common stock.

If we are unable to obtain financing in the amounts and on terms and dates acceptable to us, we may not be able to expand or continue our operations and development and so may be forced to scale back or cease operations or discontinue our business. You could lose your entire investment.

          We do not currently have any arrangements for financing and we can provide no assurance to investors we will be able to find such financing when such financing is required. Obtaining additional financing would be subject to a number of factors, including investor acceptance of our product selection and our business model. Furthermore, there is no assurance that we will not incur further debt in the future, that we will have sufficient funds to repay our future indebtedness, or that we will not default on our future debts, thereby jeopardizing our business viability. Finally, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to maintain our operations, which might result in the loss of some or all of your investment in our common stock.

          We anticipate that the funds that were raised from private placements by way of subscription agreements and funds advanced from Slawek Kajko, our president and director, will not be sufficient to satisfy our cash requirements for the next twelve month period. Also, there is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

1.	we incur any significant unanticipated expenses;

2.	the price of paper and/or printing increases significantly;

3.	the price of gasoline continues to increase, driving up the prices of delivery and shipping.

          The occurrence of any of the aforementioned events could prevent us from pursuing our business plan, expanding our business operations and ultimately achieving a profitable level of operations.

          We depend almost exclusively on outside capital to pay for the continued development of our business and the marketing of our products. Such outside capital may include the sale of additional stock, stockholder and director advances and/or commercial borrowing. There can be no assurance that capital will continue to be available if necessary to meet these continuing development costs or, if the capital is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us will result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may not be able to expand or continue our sales of advertising and so may be forced to scale back or cease operations or discontinue our business and you could lose your entire investment.

Because we have not established Canada HiFi brand name, and our publication and name have little, if any, name recognization, we may be prevented from generating revenues which will reduce the value of your investment.

          We have not established Canada HiFi brand name. Consumers may pursue publications other than ours that have brand recognization in the market, and as a result we may be unable to generate sufficient revenues to meet our expenses or meet our business plan objectives, which will reduce the value of your investment.

If we are unable to successfully compete within consumer electronics magazine publication industry, we may not be able to achieve profitable operations.

          We face substantial competition in the industry. Due to our small size, we can assume that many of our competitors have significantly greater financial, technical, marketing and other competitive resources. Accordingly, these competitors may have established better brand-recognition with consumers than we have done. We cannot assure you that our publication will outperform competing publications or those competitors will not develop new publications that exceed what we provide. Increased competition could result in lower than projected revenues, price reductions and lower profit margins. In addition, our competitors may develop competing publications that achieve greater market acceptance. It is also possible that new competitors may emerge and acquire significant market share. The advent of new technologies and industry practices, such as the provision of more and more free magazine content on Internet sites, may continue to result in decreased advertising revenue. Our inability to achieve revenue due to competition will have an adverse effect on our business, financial condition and results of operations.

Because our business model relies on establishing a strong reader base, failure to do so may result in a material adverse effect.

          Our growth is dependent upon our ability to establish a strong reader base, which will be distributed physical copies of each issue of our magazine via standard mail. We anticipate that a relatively large and diverse reader base will be a key component in attracting advertisers, which is our main anticipated source of revenue. There is no guarantee that we will be able to establish a reader base of sufficient size and maintain advertising revenue. If we cannot do both within a reasonable time period, our business may fail. Our business model relies on maintaining a strong reader base, which will lead to advertising revenue. In order to successfully maintain a reader base, we must be able to gauge trends among our readership and respond to consumer preferences. If we fail to maintain a strong reader base, we may be forced to cease business operations, in which case investors might lose all of their investment.

Because paper and printing costs fluctuate, and increases in labor costs are unpredictable, such changes could occur and adversely affect our financial results.

          Paper, ink, and supplements are major components of our printing costs. Historically, paper and, therefore, printing prices have fluctuated substantially. Accordingly, our earnings are sensitive to changes in paper and printing prices. We have no long-term supply contracts and we have not attempted to hedge fluctuations in the normal purchases of paper or printing or enter into contracts with embedded derivatives for the purchase of paper. If the price of paper increases materially, our operating results could be adversely affected. In addition, substantial increases in labor costs could also affect our operating results.

If we are unable to successfully manage growth, our operations could be adversely affected, and our business may fail.

          Our progress is expected to require the full utilization of our management, financial and other resources, which to date has occurred with limited working capital. Our ability to manage growth effectively will depend on our ability to improve and expand operations, including our financial and management information systems, and to recruit, train and manage sales personnel. There can be no assurance that management will be able to manage growth effectively.

If general economic trends degrade, trends in advertising spending may fall and reduce our circulation and advertising revenue, which would have a materially negative impact on our business.

          Our advertising and circulation revenues are subject to the risks arising from adverse changes in Canadian and global market conditions (i.e., increases in gas prices and interest rates) and possible shifting of advertising spending among advertisers. Any adverse impact of economic conditions on us is difficult to predict but it may result in reductions in circulation and advertising revenue.

          Our circulation impacts our revenue in that advertisers are willing to pay more to place ads in a publication that has a larger number of readers who have requested to be placed on a circulation list. Our circulation is affected by: competition from other publications and other forms of media available in our various markets; changing consumer lifestyles resulting in decreasing amounts of free time; declining frequency of regular magazine reading among young people; and increasing costs of circulation acquisition.

All of our assets and all of our directors and officers are outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against our company or any of our directors or officers.

          All of our assets are located outside the United States and we do not currently maintain a permanent place of business within the United States. In addition, all of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our company or our officers and directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under United States federal and state securities laws against our company or our officers and directors.

Because our directors and officers control a large percentage of our common stock, such insiders have the ability to influence matters affecting our stockholders.

          Our directors and officers, in the aggregate, beneficially own approximately 75% of the issued and outstanding shares of our common stock. As a result, they have the ability to influence matters affecting our stockholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our officers and directors control such shares, investors will find it difficult to replace our management if they disagree with the way our business is being operated. Because the influence by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

Because we do not have sufficient insurance to cover our business losses, we might have uninsured losses, increasing the possibility that you may lose your investment.

          We may incur uninsured liabilities and losses as a result of the conduct of our business. We do not currently maintain any comprehensive liability or property insurance. Even if we obtain such insurance in the future, we may not carry sufficient insurance coverage to satisfy potential claims. We do not carry any business interruption insurance. Should uninsured losses occur, you may lose some or all of the value of your investment in our common stock.

Risks Associated with Our Common Stock

There is no active trading market for our common stock and if a market for our common stock does not develop, our investors will be unable to sell their shares.

          There is currently no active trading market for our common stock and such a market may not develop or be sustained. We currently plan to have our common stock quoted on the OTC Bulletin Board. In order to do this, a market maker must file a Form 15c-211 to allow the market maker to make a market in shares of our common stock. However, we cannot provide our investors with any assurance that our common stock will be traded on the OTC Bulletin Board or, if traded, that a public market will materialize. Further, the OTC Bulletin Board is not a listing service or exchange, but is instead a dealer quotation service for subscribing members. If our common stock is not quoted on the OTC Bulletin Board or if a public market for our common stock does not develop, then investors may not be able to resell the shares of our common stock that they have purchased and may lose all of their investment. If we establish a trading market for our common stock, the market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operation results, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of development stage companies, which may affect the market price of our common stock in a material adverse manner.

We do not intend to pay dividends on any investment in our common stock.

          We do not currently anticipate declaring and paying dividends to our stockholders in the near future. It is our current intention to apply net earnings, if any, in the foreseeable future to increasing our working capital. We currently have no material revenues and a history of losses, so there can be no assurance that we will ever have sufficient earnings to declare and pay dividends to the holders of shares of our common stock, and in any event, a decision to declare and pay dividends is at the sole discretion of our board of directors, which currently do not intend to pay any dividends on shares of our common stock for the foreseeable future. To the extent that we require additional financing currently not provided for in our financing plan, our financing sources may prohibit the payment of a dividend. Because we do not intend to declare dividends, any gain on an investment in our common stock will need to come through an increase in the stock’s price. This may never happen and investors may lose all of their investment in our common stock.

Since our common stock has never been traded and, if a market ever develops for our common stock, the price of our common stock is likely to be highly volatile and may decline. If this happens, our stockholders may have difficulty selling their shares and may not be able to sell their shares at all.

          There is no public market for our common stock and we cannot assure you that a market will develop or that any stockholder will be able to liquidate his or her investment without considerable delay, if at all. A trading market may not develop in the future, and if one does develop, it may not be sustained. If an active trading market does develop, the market price of our common stock is likely to be highly volatile. The market price of our common stock may also fluctuate significantly in response to the following factors, most of which are beyond our control:

  variations in our quarterly operating results;

  changes in market valuations of similar companies;

  announcements by us or our competitors of significant new products; and

  the loss of key management.

          The equity markets have, on occasion, experienced significant price and volume fluctuations that have affected the market prices for many companies’ securities and that have often been unrelated to the operating performance of these companies. Any such fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance. As a result, stockholders may be unable to sell their shares, or may be forced to sell them at a loss.

Because we can issue additional shares of our common stock, our stockholders may incur immediate dilution and may experience further dilution.

          We are authorized to issue up to 75,000,000 shares of common stock. As of December 1, 2008, there were 10,205,000 shares of our common stock issued and outstanding. Our board of directors has the authority to cause our company to issue additional shares of common stock without the consent of any of our stockholders. Consequently, our stockholders may experience more dilution in their ownership of our company in the future.

Our stock is a penny stock. Trading of our stock may be restricted by the Securities and Exchange Commission’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

          Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

The Financial Industry Regulatory Authority sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

          In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority, which we refer to as FINRA, has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for shares of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

          Not applicable.

ITEM 2. PROPERTIES.

Executive and Head Office

          Our executive and head office is located at 10 Van Stassen Blvd., Toronto, Ontario M6S 2N3, Canada. The 500 square foot office is provided by Slawek Kajko, our president and director at no cost to our company. This operating facility functions as our main operating facility. We believe our current premises are adequate for our current operations and we do not anticipate that we will require any additional premises in the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS.

          We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Securities

          There is currently no trading market for our common stock.

Holders of our Common Stock

          As of December 1, 2008, there were 34 holders of record of our common stock. Our transfer agent is Bacchus Corporate and Securities Law, located at Suite 1820, Cathedral Place, 925 West Georgia Street, Vancouver, British Columbia V6C 3L2, Canada.

Dividend Policy

          We have not declared or paid any cash dividends since inception. We intend to retain future earnings, if any, for use in the operation and expansion of our business and do not intend to pay any cash dividends in the foreseeable future. There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

  we would not be able to pay our debts as they become due in the usual course of business; or

  our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

Recent Sales of Unregistered Securities

          Since September 1, 2007, we have not sold any equity securities that were not registered under the

Securities Act of 1933.

Purchases of Equity Securities by Our Company and Affiliated Purchasers

          None.

ITEM 6. SELECTED FINANCIAL DATA.

          Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this annual report.

          Our audited financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Company Overview

          We were incorporated in the State of Nevada on March 19, 2007. On June 1, 2007, we entered into a share purchase agreement with Slawek Kajko, our president, secretary, treasurer and a director of our company, whereby we acquired all of the issued and outstanding shares of Westside Publishing Ltd. in consideration for the issuance of a promissory note in the amount of $28,047. Westside Publishing Ltd. became our wholly-owned subsidiary and we commenced the business of publishing and selling advertising for a consumer electronics magazine entitled Canada HiFi. In addition to this, we also provide graphic design services.

Results of Operations for the Year Ended August 31, 2008

          The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended August 31, 2008 which are included herein. The results of operations reflected in this discussion include the operations of Westside Publishing Ltd., our wholly owned subsidiary.

	Year Ended August	Year Ended August
	31, 2008	31, 2007
Revenue	$75,280	$68,099
Operating Expenses	148,396	61,985
Net Income (Loss)	(78,263)	4,826

Revenues

          During the year ended August 31, 2008, we generated $75,280 in revenue as compared to $68,099 during the year ended August 31, 2007. These revenues were generated primarily from sales of advertising for our publication Canada HiFi. The increase in the revenue is primarily attributable to new advertising clients, more frequently purchased advertising from existing clients, and the increase in the website advertising sales.

Expenses

          Our operating expenses for the years ended August 31, 2008 and August 31, 2007 are outlined in the table below:

	Year Ended	Year Ended
	August 31, 2008	August 31, 2007
Depreciation	$2,229	$2,235
Print production and delivery	53,304	44,804
Selling, general and administrative	92,863	14,946
Total Operating Expenses	$148,396	$61,985

          During the year ended August 31, 2008, our operating expenses totaled $148,396 as compared to $61,985 during the year ended August 31, 2007. Depreciation costs were $2,229 for the year ended August 31, 2008 as compared to $2,235 for the year ended August 31, 2007. Print production and delivery costs were $53,304 for the year ended August 31, 2008 as compared to $44,804 for the year ended August 31, 2007. The increase in print production and delivery costs is primarily attributable to the increase of pages in some issues of the magazine, increased contribution from freelance writers, and shipping of the magazines to new distribution locations. Selling, general and administrative expenses were $92,863 for the year ended August 31, 2008 as compared to $14,946 for the year ended August 31, 2007. The increase in selling, general and administrative expenses is primarily attributable to the increases in professional fees, which comprise of accounting, audit, and legal expenses, and office and administrative expenses. The professional fees for the year ended August 31, 2008 were $63,574 as compared to $760 for the year ended August 31, 2007. The office and administrative expenses for the year ended August 31, 2008 were $29,289 as compared to $14,186 for the year ended August 31, 2007. We reported net loss of $78,263 for the year ended August 31, 2008 as compared to a net income of $4,826 for the year ended August 31, 2007.

Liquidity and Financial Condition

Working Capital

	At August 31,	At August 31,
	2008	2007
Current assets	$82,205	$124,642
Current liabilities	52,800	33,841
Working capital (deficiency)	$29,405	$90,801

          Our cash on hand as at August 31, 2008 was $75,504. As at August 31, 2008, we had working capital of $29,405. We have incurred operating losses since inception, and this is likely to continue into the year ended August 31, 2009.

          We require funds to enable us to address our minimum current and ongoing expenses, increase sales of advertising for our publication Canada HiFi and begin selling advertising on our website www.canadahifi.com. Presently, our revenue is not sufficient to meet our operating and capital expenses. Management projects that we may require an additional $250,000 to $300,000 to fund our operating expenditures for the next twelve month period.

          We anticipate that our cash on hand and the revenue that we anticipate generating going forward from our operations will not be sufficient to satisfy all of our cash requirements for the next twelve month period. If we require any additional monies during this time, we plan to raise any such additional capital primarily through the equity financing and further borrowings from our directors if this type of funding continues to be available. We will continue to seek additional funds from our directors to fund our day to day operations until equity financing can be pursued but we have no guarantee that our directors will continue to fund our day to day operations.

          Because we have not generated significant revenues and has an accumulated deficit since inception, our independent auditors’ report for the year ended August 31, 2008 states that these factors raise substantial doubt about our ability to continue as a going concern. There is substantial doubt about our ability to continue as a going concern as we have not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. Furthermore, the continuation of our company as a going concern and our ability to emerge from the development stage is dependent upon the continued financial support from our stockholders, our ability to obtain necessary equity financing to continue operations and to generate sustainable and significant revenues. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

          Fundraising will be one of our primary objectives over the next twelve months. The financial requirements of our company for the next twelve months will depend on our ability to raise the money we require through loans from our directors and issuance of additional equity securities of our company to our directors and stockholders or new stockholders. The issuance of additional equity securities by us may result in a significant dilution in the equity interests of our current stockholders. There is no assurance that we will be able to obtain further funds required for our continued operations or that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our operations.

Off-Balance Sheet Arrangements

          We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Application of Critical Accounting Policies

          Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

Long-lived Assets

          In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we test long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Revenue Recognition

          We recognize revenue from advertisements placed in our published magazine “Canada HIFI” in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements.” Revenue for the sale of advertising is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured.

          We sell to customers based on standard credit policies and regularly reviews accounts receivable for any bad debts.

Recent Accounting Pronouncements

          In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on our consolidated financial statements.

          In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on our consolidated financial statements.

          In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on our consolidated financial statements.

          In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. SFAS No. 141 (revised 2007) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on our consolidated financial statements.

          In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on our consolidated financial statements.

          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on our consolidated financial statements.

          In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on our consolidated financial statements.

          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS.

          Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Technology Publishing, Inc.
(A Development Stage Company)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Technology Publishing, Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Technology Publishing, Inc. (A Development Stage Company) as of August 31, 2008 and 2007, and the related consolidated statements of operations, cash flows and stockholder’s equity (deficit) for the years then ended and accumulated from September 19, 2003 (Date of Inception) to August 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Technology Publishing, Inc. as of August 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended and accumulated from September 19, 2003 (Date of Inception) to August 31, 2008 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated significant revenues and has an accumulated deficit since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MANNING ELLIOTT LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

November 26, 2008

F-1

Technology Publishing, Inc.
Consolidated Balance Sheets
(A Development Stage Company)
(Expressed in U.S. dollars)

	August 31,	August 31,
	2008	2007
	$	$
ASSETS

Current Assets

Cash	75,504	111,467
Accounts receivable	6,701	13,175

Total Current Assets	82,205	124,642

Property and equipment (Note 4)	6,480	5,807

Total Assets	88,685	130,449

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	24,461	9,277
Accrued liabilities	12,753	–
Deferred revenue	1,397	–
Due to related party (Note 5(a))	14,189	24,564

Total Current Liabilities	52,800	33,841

Note payable to related party (Note 5(b))	17,470	14,649

Total Liabilities	70,270	48,490

Contingency (Note 1)

Stockholders’ Equity

Common stock
Authorized: 75,000,000 shares, par value $0.001;
10,205,000 shares issued and outstanding	10,205	10,205

Additional paid-in capital	90,929	90,929

- Donated capital (Note 5(c))	18,750	3,750

Accumulated other comprehensive loss	(2,679)	(2,398)

Deficit accumulated during the development stage	(98,790)	(20,527)

Total Stockholders’ Equity	18,415	81,959

Total Liabilities and Stockholders’ Equity	88,685	130,449

The accompanying notes are an integral part of these consolidated financial statements

F–2

Technology Publishing, Inc.
Consolidated Statement of Operations
(A Development Stage Company)
(Expressed in U.S. dollars)

	Accumulated from
	September 19, 2003	For the	For the
	(Date of Inception)	Year Ended	Year Ended
	to August 31,	August 31,	August 31,
	2008	2008	2007
	$	$	$
Revenue	236,399	75,280	68,099

Operating Expenses

Depreciation	8,539	2,229	2,235
Print production and delivery	169,826	53,304	44,804
Selling, general and administrative (Note 5(c))	135,799	92,863	14,946

Total Operating Expenses	314,164	148,396	61,985

Operating Income (Loss)	(77,765)	(73,116)	6,114

Other Expenses

Amortization of debt discount	(3,526)	(2,821)	(705)
Interest	(2,909)	(2,326)	(583)

Net Income (Loss)	(84,200)	(78,263)	4,826

Other Comprehensive Loss
Foreign currency translation adjustments	(2,679)	(281)	(39)

Comprehensive Income (Loss)	(86,879)	(78,544)	4,787

Earnings (Loss) Per Share – Basic and Diluted		(0.01)	–

Weighted Average Shares Outstanding		10,205,000	10,205,000

The accompanying notes are an integral part of these consolidated financial statements

F–3

Technology Publishing, Inc.
Consolidated Statement of Cash Flows
(A Development Stage Company)
(expressed in U.S. dollars)

	Accumulated from
	September 19, 2003	For the	For the
	(Date of Inception)	Year Ended	Year Ended
	to August 31,	August 31,	August 31,
	2008	2008	2007
	$	$	$
Operating Activities
Net income (loss) for the period	(84,200)	(78,263)	4,826
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Amortization of debt discount	3,526	2,821	705
Depreciation	8,495	2,185	2,235
Donated services and rent	18,750	15,000	3,750
Changes in operating assets and liabilities
Accounts receivable	(6,703)	6,474	(5,519)
Accounts payable	24,505	15,184	8,771
Deferred revenue	1,397	1,397	–
Accrued liabilities	12,753	12,753	–
Due to related party	10,842	(10,375)	(5,245)
Net Cash (Used in) Provided by Operating Activities	(10,635)	(32,824)	9,523
Investing Activities
Acquisition of property and equipment	(13,716)	(2,796)	–
Net Cash Used in Investing Activities	(13,716)	(2,796)	–
Financing Activities
Issuance of common stock	101,134	–	101,050
Net Cash Provided by Financing Activities	101,134	–	101,050
Effect of Exchange Rate Changes on Cash	(1,279)	(343)	(2,010)
Change in Cash	75,504	(35,963)	108,563
Cash – Beginning of Period	–	111,467	2,904
Cash – End of Period	75,504	75,504	111,467

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

The accompanying notes are an integral part of these consolidated financial statements

F–4

Technology Publishing, Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity
From September 19, 2003 (Date of Inception) to August 31, 2008
(expressed in U.S. dollars)

						Deficit
					Accumulated	Accumulated
			Additional		Other	During the
	Common		Paid-In	Donated	Comprehensive	Development
	Stock	Amount	Capital	Capital	Loss	Stage	Total
	#	$	$	$	$	$	$
Balance – September 19, 2003
(Date of Inception)	–	–	–	–	–	–	–
Foreign currency translation	–	–	–	–	(83)	–	(83)
Net loss for the year	–	–	–	–	–	(11,201)	(11,201)
Balance – August 31, 2004	–	–	–	–	(83)	(11,201)	(11,284)
Issuance of common stock for cash	200	84	–	–	–	–	84
Foreign currency translation	–	–	–	–	(1,275)	–	(1,275)
Net loss for the year	–	–	–	–	–	(2,032)	(2,032)
Balance – August 31, 2005	200	84	–	–	(1,358)	(13,233)	(14,507)
Foreign currency translation	–	–	–	–	(1,001)	–	(1,001)
Net income for the year	–	–	–	–	–	2,470	2,470
Balance – August 31, 2006	200	84	–	–	(2,359)	(10,763)	(13,038)
Adjustment to number of shares
issued and outstanding as a result
of the reverse takeover transaction:
- Shares acquired by legal parent	(200)	(84)	84	–	–	–	–
- Shares of Technology Publishing,
Inc.	100,000	100	(100)	–	–	–	–
- Consideration paid in excess of
net book value	–	–	–	–	–	(14,590)	(14,590)
Issuance of common stock for cash
at $0.01 per share	10,105,000	10,105	90,945	–	–	–	101,050
Donated services and rent	–	–	–	3,750	–	–	3,750
Foreign currency translation	–	–	–	–	(39)	–	(39)
Net income for the year	–	–	–	–	–	4,826	4,826
Balance – August 31, 2007	10,205,000	10,205	90,929	3,750	(2,398)	(20,527)	81,959
Donated services and rent	–	–	–	15,000	–	–	15,000
Foreign currency translation	–	–	–	–	(281)	–	(281)
Net income for the year	–	–	–	–	–	(78,263)	(78,263)
Balance – August 31, 2008	10,205,000	10,205	90,929	18,750	(2,679)	(98,790)	18,415

The accompanying notes are an integral part of these consolidated financial statements

F–5

Technology Publishing, Inc.
Notes to the Consolidated Financial Statements
(A Development Stage Company)
August 31, 2008
(expressed in U.S. dollars)

1.	Nature of Operations and Continuance of Business

Technology Publishing, Inc. (the “Company”) was incorporated in the State of Nevada on March 19, 2007. Effective June 1, 2007, the Company acquired all the outstanding common stock of Westside Publishing Ltd. (“Westside”), a private Canadian based company under common control. Prior to the acquisition, the Company was a non-operating shell corporation with nominal net assets. The acquisition is a capital transaction in substance and therefore has been accounted for as a recapitalization, which is outside the scope of Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations”. Under recapitalization accounting, Westside is considered the acquirer for accounting and financial reporting purposes, and acquired the assets and assumed the liabilities of Technology. Assets acquired and liabilities assumed are reported at their historical amounts. These consolidated financial statements include the accounts of the Company since the effective date of the recapitalization and the historical accounts of the business of Westside since inception. Refer to Note 3.

The Company is a development stage company, as defined by SFAS No.7, “Accounting and Reporting for Enterprises in the Development Stage”. The Company is based in Toronto, Ontario, Canada and its principal business is the sale of advertising on its published magazine “Canada HIFI”. These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to generate sustainable and significant revenue. As at August 31, 2008, the Company has significant losses since inception and an accumulated deficit of $98,790 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Principles

	a)	Basis of Presentation and Fiscal Year

These consolidated financial statements and notes are presented in accordance with accounting principles generally accepted in the United States. These statements include the accounts of the Company and its wholly-owned subsidiary Westside Publishing Ltd. All significant intercompany transactions and balances have been eliminated. The Company’s fiscal year end is August 31.

	b)	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the allowance for doubtful accounts, useful life and recoverability of long-lived assets, donated expenses and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

	c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

	d)	Accounts Receivable

The Company recognizes allowances for doubtful accounts to ensure accounts receivable are not overstated due to the inability or unwillingness of its customers to make required payments. The allowance is based on the age of receivable and the specific identification of receivables the Company considers at risk.

F–6

Technology Publishing, Inc.
Notes to the Consolidated Financial Statements
(A Development Stage Company)
August 31, 2008
(expressed in U.S. dollars)

2.	Summary of Significant Accounting Principles (continued)

	e)	Financial Instruments and Concentrations

The fair value of financial instruments which include cash, accounts receivable, accounts payable, accrued liabilities, and amounts due to a related party were estimated to approximate their carrying value due to the immediate or relatively short maturity of these instruments.

The Company’s operations are in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

	f)	Property and Equipment

Property and equipment consists of computer hardware and furniture and equipment and is recorded at cost, less accumulated depreciation. Computer hardware is being depreciated at a 30% declining balance basis. Furniture and equipment are being depreciated at a 20% declining balance basis.

	g)	Long-lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

	h)	Foreign Currency Translation

The functional currency of the subsidiary is the Canadian dollar. The financial statements of the subsidiary are translated to United States dollars under the current rate method in accordance with SFAS No. 52, “Foreign Currency Translation”. Under the current rate method, all assets and liabilities are translated at the rates of exchange in effect at the balance sheet date and revenues and expenses are translated at the average rates of exchange during the year. The effect of this translation is recorded in a separate component of stockholders’ equity. A cumulative translation adjustment of $2,679 as of August 31, 2008, has been included in accumulated other comprehensive loss in the accompanying consolidated balance sheet.

Transactions in foreign currencies are recorded at the approximate rate of exchange at the transaction date. Assets and liabilities resulting from these transactions are translated at the rate of exchange in effect at the balance sheet date. All differences are recorded in the results of operations.

	i)	Revenue Recognition

The Company recognizes revenue from advertisements placed in its published magazine “Canada HIFI” in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements.” Revenue for the sale of advertising is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured.

The Company sells to customers based on standard credit policies and regularly reviews accounts receivable for any bad debts.

	j)	Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. As at August 31, 2008 and 2007, the Company‘s only component of comprehensive income (loss) was foreign currency translation adjustments.

F–7

Technology Publishing, Inc.
Notes to the Consolidated Financial Statements
(A Development Stage Company)
August 31, 2008
(expressed in U.S. dollars)

2.	Summary of Significant Accounting Principles (continued)

	k)	Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

	l)	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduced deferred tax assets to the amount that is believed more likely than not to be realized.

	m)	Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. SFAS No. 141 (revised 2007) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

F–8

Technology Publishing, Inc.
Notes to the Consolidated Financial Statements
(A Development Stage Company)
August 31, 2008
(expressed in U.S. dollars)

2.	Summary of Significant Accounting Principles (continued)

	m)	Recent Accounting Pronouncements (continued)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

3.	Acquisition of Westside Publishing Ltd.

Effective June 1, 2007, the Company acquired 100% of the issued and outstanding common stock of Westside Publishing Ltd. (“Westside”) for consideration of the issuance of a promissory note for $28,047. Westside was incorporated on September 19, 2003 under the Company Act of Ontario, Canada and was owned by the President of the Company. The principal business of Westside is the sale of advertising in its published magazine “Canada HIFI”.

Prior to the acquisition of Westside, the Company was a non-operating shell company. The acquisition is a capital transaction in substance and therefore has been accounted for as a recapitalization, which is outside the scope of SFAS No. 141, “Business Combinations”. The acquisition has been accounted for as a continuation of the Westside business in accordance with EITF 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business”. Under recapitalization accounting, Westside is considered the acquirer for accounting and financial reporting purposes, and acquired the assets and assumed the liabilities of the Company. Assets acquired and liabilities assumed are reported at their historical amounts. These financial statements include the accounts of the Company since the effective date of the recapitalization being June 1, 2007 and the historical accounts of the business of Westside since inception being September 19, 2003.

F–9

Technology Publishing, Inc.
Notes to the Consolidated Financial Statements
(A Development Stage Company)
August 31, 2008
(expressed in U.S. dollars)

4.	Property and Equipment

			August 31,	August 31,
			2008	2007
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$

Computer hardware	11,133	7,585	3,548	5,079
Furniture and equipment	4,372	1,440	2,932	728

	15,505	9,025	6,480	5,807

5.	Related Party Transactions

a)

As at August 31, 2008, the Company is indebted to the President of the Company for $14,189 (2006 - $24,564) for expenses paid for on behalf of the Company, which is non-interest bearing, unsecured and due on demand.

b)

As at August 31, 2008, the Company is indebted to the President of the Company for $28,047 which bears interest at Royal Bank of Canada prime plus 2% per annum, is unsecured and the principal and interest are due on June 1, 2012. On June 1, 2007, the note was discounted at a rate of 15% for a net present value of $17,470. During the year ended August 31, 2008, $2,821 of the discount was amortized. During the year ended August 31, 2008, the Company incurred interest of $2,326. This note payable was issued as consideration for acquiring all the issued and outstanding common stock of Westside. See Note 3.

	c)	For the year ended August 31, 2008, the Company recognized $12,000 (2007 - $3,000) for donated services and $3,000 (2007 - $750) for donated rent provided by the President of the Company.

6.	Common Stock

	a)	On March 19, 2007, the Company issued 100,000 shares of common stock at $0.001 per share to the President of the Company for proceeds of $100.

	b)	On June 15, 2007, the Company issued 5,000,000 shares of common stock at $0.01 per share to the President of the Company for proceeds of $50,000.

	c)	On June 15, 2007, the Company issued 2,500,000 shares of common stock at $0.01 per share for proceeds of $25,000.

	d)	On July 25, 2007, the Company issued 2,605,000 shares of common stock at $0.01 per share for proceeds of $26,050.

7.	Income Taxes

The reconciliation of income tax attributable to continuing operations computed at the statutory tax rate of 35% to income tax expense is:

	Year Ended	Year Ended
	August 31,	August 31,
	2008	2007
	$	$

Income tax recovery (expense) computed at statutory rates	26,609	(1,641)
Permanent differences and other	(4,501)	1,067
Change in tax rates	–	(575)
Valuation allowance change	(22,108)	1,149

Provision for income taxes	–	–

F–10

Technology Publishing, Inc.
Notes to the Consolidated Financial Statements
(A Development Stage Company)
August 31, 2008
(expressed in U.S. dollars)

7.	Income Taxes (continued)

Significant components of the Company’s deferred tax assets and liabilities, after applying enacted corporate income tax rates, are as follows:

	August 31,	August 31,
	2008	2007
	$	$
Deferred income tax asset
Net operating losses carried forward	23,270	1,162
Valuation allowance	(23,270)	(1,162)
Net deferred income tax asset	–	–

The Company has net operating losses for income tax purposes which may be carried forward and offset against future taxable income in the U.S. and Canada. These losses expire as follows:

	U.S.	Canada
	$	$

2027	583	–
2028	65,901	–

	66,484	–

F–11

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

ITEM 9(T). CONTROLS AND PROCEDURES.

          As required by Rule 15d-15 under the Securities Exchange Act of 1934, management evaluated, with the participation of our president (our principal executive officer, principal financial officer, and principal accounting officer), the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being August 31, 2008. Based upon that evaluation, our president concluded that our disclosure controls and procedures were effective as at the end of the period covered by this annual report.

          Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our president, to allow timely decisions regarding required disclosure.

          This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B. OTHER INFORMATION.

          None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers, Promoters and Control Persons

          Our directors and executive officers, their ages, positions held, and duration of such are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Slawek Kajko	President, Secretary, Treasurer and Director	30	March 19, 2007
Edward Dere	Vice President and Director	38	June 22, 2007

Term of Office

          All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

Business Experience

          The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s business experience, principal occupation during the period, and the name and principal business of the organization by which they were employed.

Slawek Kajko – President, Secretary, Treasurer and Director

          On March 19, 2007, Slawek Kajko was appointed as a director, president, secretary and treasurer of our company. While studying Computer Science at York University in 1997, Mr. Kajko began his career in the information technology field as a part time technical support specialist with Morty Systems Inc., a mortgage software firm. Upon completion of his degree in 2002, Mr. Kajko began a full time career as a system’s analyst with Insystems Tech Inc., a document automation software company. In 2003, Mr. Kajko left Insystems Tech Inc. to form Westside Publishing Ltd., an electronics publishing company, with two other partners. Before the end of 2003, Westside Publishing Ltd. launched its first publication entitled Toronto HiFi, a free magazine which focused on consumer audio and video products. Westside Publishing Ltd. generated revenue by selling print advertising space. The following year, Mr. Kajko purchased all of the shares from the other partners and thus became the sole owner of Westside Publishing Ltd. Two years since the launch of “Toronto HiFi”, the publication was given a complete makeover and was renamed to Canada HiFi. The new publication had two and a half times the circulation of Toronto HiFi and a much wider distribution network. In 2005, Westside Publishing Ltd. was contracted to design and publish an annual magazine entitled “Are We There Yet?” for Attractions Ontario, an Ontario tourism promotion company. During the next two years, Mr. Kajko has made a number of television appearances on the CTV News and Opening Soon: By Design. Since 2005, Mr. Kajko has also written numerous electronics related articles for The Toronto Star, one of the largest daily newspapers in Canada. On June 1, 2007, we acquired all of the issued and outstanding shares of Westside Publishing Ltd. from Mr. Kajko.

Edward Dere – Vice President and Director

          Edward Dere has served our company as vice president and director since June 22, 2007. Mr. Dere has several years of business management experience specifically in the hospitality and service industry.

          Mr. Dere attended O’Sullivan College from 1990 to 1992 in the Business Administration program. He continued his studies at Dawson College from 1992 to 1997 and completed his degree in accounting and retail management.

          Mr. Dere began his business career at Canac, a division of CN Rail from 1997 to 2000 as a billing administrator in charge of opening and closing of major project accounts. From 2000 to 2001, Itech Sports, a leading supplier of hockey equipment for the NHL (National Hockey League) hired him as senior inventory analyst in charge of project forecasting and inventory control. During this same time, Mr. Dere started freelance work as a consultant in the hospitality and service industry providing management and cost savings techniques for new and existing restaurants having been working in various “hi-end” restaurants from barman to manager during his studies.

          In 2002, Mr. Dere purchased a struggling Second Cup coffee franchise and turned it around to becoming a top five national best sales out of 350 stores across the country. He later sold it in the same year for an undisclosed sum. In late 2002, Mr. Dere was hired by IBM Canada as a second level support specialist for major accounts providing support in hardware and software to clients such as The Gap and Manhatten Bank. In 2008, Dr. Dere was promoted to a contract administrator position on the customer fulfillment team for Air Canada & Aeroplan.

          Mr. Dere is presently continuing his career at IBM Canada.

Family Relationships

          There are no family relationships among our directors and officers.

Involvement in Certain Legal Proceedings

          Our directors, executive officers, promoters, and control persons have not been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Code of Ethics

          We have not adopted a code of ethics because our board of directors believes that our small size does not merit the expense of preparing, adopting and administering a code of ethics. Our board of directors intends to adopt a code of ethics when circumstances warrant.

Corporate Governance

          We currently act with two directors. We do not have a standing audit, compensation or nominating committee, but our entire board of directors acts in such capacities. We believe that the members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have a standing audit, compensation or nominating committee because we believe that the functions of such committees can be adequately performed by the board of directors, consisting of Slawek Kajko and Edward Dere.

ITEM 11. EXECUTIVE COMPENSATION.

          No executive officer of our company or our subsidiary has received an annual salary and bonus that exceeded $100,000 during our two most recently completed fiscal years. The following table shows the compensation received by our executive officers for the periods indicated:

Summary Compensation

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Slawek Kajko President, Secretary and Treasurer(1)	2008 2007	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Edward Dere Vice President(2)	2008 2007	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)	Slawek Kajko was appointed president, secretary and treasurer on March 19, 2007.

(2)	Edward Dere was appointed vice president on June 22, 2007.

Stock Options and Stock Appreciation Rights

          We have not granted any stock options or stock appreciation rights to any of our directors and officers since our inception.

Securities Authorized for Issuance under Equity Compensation Plans

          We have no equity compensation plans outstanding.

Compensation of Directors

          Our directors did not receive or accrue any compensation for their services as directors during the fiscal year ended August 31, 2008. We have no formal plan for compensating our directors for their service in their capacity as directors. We may reimburse our directors for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director.

Employment Contracts and Termination of Employment and Change in Control Arrangements

          We have not entered into any employment agreement or consulting agreements with our directors and executive officers. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers.

Pension, Retirement or Similar Benefit Plans

          There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

          The following table sets forth, as of December 1, 2008, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Common Stock	Slawek Kajko 10 Van Stassen Blvd. Toronto, Ontario M6S 2N3 Canada	5,100,000	50%
Common Stock	Edward Dere 7267 de Pontoise St. Leonard, Quebec H1S 2B1 Canada	2,500,000	25%
Common Stock	Directors and Officers (2 – as a group)	7,600,000	75%

          (1) Based on 10,205,000 shares outstanding as of December 1, 2008.

Changes in Control

          We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

Securities Authorized for Issuance Under Equity Compensation Plans

          We have no long-term incentive plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

          Other than as listed below, we have not been a party to any transaction, proposed transaction, or series of transactions in which, to our knowledge, any of our directors, officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest since September 1, 2006.

          On March 19, 2007, we issued 100,000 shares of our common stock to Slawek Kajko, our president, secretary, treasurer, a director of our company, and a holder of approximately 50% of issued and outstanding shares of our common stock at a price of $0.001 per share for gross proceeds of $100.

          On June 1, 2007, we entered into and closed a share purchase agreement with Slawek Kajko, whereby we acquired all of the issued and outstanding shares of Westside Publishing Ltd. in consideration for the issuance of a promissory note for $28,047. The promissory note bears interest at Royal Bank of Canada Prime Interest Rate plus

2% annum and is unsecured. The principal and interest are due on June 1, 2012 or payable on demand. If we fail to pay on demand any payment of principal or interest on this promissory note, then the entire unpaid principal and all accrued and unpaid interest become due and payable without presentment, notice, protest or demand of any kind. During the years ended August 31, 2008 and 2007, we incurred interests of $2,909 under this promissory note.

          On June 15, 2007, we issued a further 5,000,000 shares of our common stock to Slawek Kajko at a price of $0.01 per share for gross proceeds of $50,000.

          On June 15, 2007, we issued 2,500,000 shares of our common stock to Edward Dere, our vice president, a director of our company, and a holder of approximately 25% of issued and outstanding shares of our common stock at a price of $0.01 per share for gross proceeds of $25,000.

          As at August 31, 2008, we were indebted to Slawek Kajko for $14,189 for expenses paid for on our behalf, which does not include the promissory note for $28,047 issued in connection with the acquisition of Westside Publishing Ltd. This indebtedness for expenses paid for on our behalf by Mr. Kajko is non-interest bearing, unsecured and due on demand. During the years ended August 31, 2008 and 2007, the largest amount of principal outstanding for this indebtedness was $30,590. During the years ended August 31, 2008 and 2007, we have made the net repayment of $10,375 to Mr. Kajko for this indebtedness.

          For the years ended August 31, 2008 and 2007, we recognized $15,000 for donated services and $3,750 for donated rent provided by Slawek Kajko.

Director Independence

          We currently act with two directors. As Slawek Kajko is our president, secretary and treasurer and Edward Dere is our vice president, neither Mr. Kajko nor Mr. Dere is an “independent director” as the term is used in section 803 of the Amex Company Guide. We believe that, because of our small size, retaining one or more directors who would qualify as independent would be overly costly and burdensome and is not warranted.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

          The aggregate fees billed or expected to be billed for the most recently completed fiscal years ended August 31, 2008 and 2007 for professional services rendered by Manning Elliott LLP for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q or services that are normally provided by Manning Elliott LLP in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	August 31, 2008	August 31, 2007
Audit Fees	$31,500	$12,000
Audit Related Fees	$nil	$nil
Tax Fees	$nil	$nil
All Other Fees	$nil	$nil
Total	$31,500	$12,000

Pre-Approval Policies and Procedures

          Our board of directors pre-approves all services provided by our independent auditors. All of the above services were reviewed and approved by our board of directors before such services were rendered.

          Our board of directors has considered the nature and amount of fees billed by Manning Elliott LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining the independence of Manning Elliott LLP.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit
Number	Description

3.1	Articles of Incorporation (incorporate by reference from our registration statement on Form S-1/A filed on October 10, 2008)

3.2	Bylaws (incorporate by reference from our registration statement on Form S-1/A filed on October 10, 2008)

10.1	Share Purchase Agreement with Slawek Kajko dated June 1, 2007 (incorporate by reference from our registration statement on Form S-1/A filed on October 10, 2008)

10.2	Promissory Note dated June 1, 2007 issued to Slawek Kajko by our company (incorporate by reference from our registration statement on Form S-1/A filed on October 10, 2008)

10.3	Subscription Agreement dated March 19, 2007 with Slawek Kajko (incorporate by reference from our registration statement on Form S-1/A filed on October 10, 2008)

10.4	Subscription Agreement dated June 1, 2007 with Slawek Kajko (incorporate by reference from our registration statement on Form S-1/A filed on October 10, 2008)

10.5	Subscription Agreement dated June 15, 2007 with Edward Dere (incorporate by reference from our registration statement on Form S-1/A filed on October 10, 2008)

10.6

Form of Subscription Agreement used in a private placement offering that closed on July 25, 2007 between our company and 32 investors (incorporate by reference from our registration statement on Form S-1/A filed on October 10, 2008)

21	Subsidiary of Technology Publishing, Inc.: Westside Publishing Ltd., an Ontario corporation

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002

*              Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNOLOGY PUBLISHING, INC.

/s/ Slawek Kajko
By: Slawek Kajko
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Dated: December 1, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

TECHNOLOGY PUBLISHING, INC.

/s/ Slawek Kajko
By: Slawek Kajko
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Dated: December 1, 2008

/s/ Edward Dere
By: Edward Dere
Vice President and Director

Dated: December 1, 2008

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Securities Exchange Act of 1934 by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Securities Exchange Act of 1934

We have not sent to our stockholders any annual report covering our last fiscal year or proxy materials with respect to any annual or other meeting of our stockholders.