Form 10-Q
period 2008-11-30
TECHNOLOGY PUBLISHING, INC.
filed 2009-01-14
CIK 1445625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 333-153868

TECHNOLOGY PUBLISHING, INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Van Stassen Blvd., Toronto, Ontario, Canada M6S 2N3
(Address of principal executive offices) (zip code)

(416) 767-2495
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]    No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]    No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 10,205,000 shares of common stock as of January 14, 2009.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the three months ended November 30, 2008 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

Our interim consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Technology Publishing, Inc.
(A Development Stage Company)
(unaudited)

Technology Publishing, Inc.
Consolidated Balance Sheets
(A Development Stage Company)
(Expressed in U.S. dollars)
(unaudited)

	November 30,	August 31,
	2008	2008
	$	$

ASSETS

Current Assets

Cash	40,752	75,504
Accounts receivable	13,291	6,701

Total Current Assets	54,043	82,205

Property and equipment (Note 4)	5,730	6,480

Total Assets	59,773	88,685

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable	17,058	24,461
Accrued liabilities	12,241	12,753
Deferred revenue	1,199	1,397
Due to related party (Note 5(a))	11,835	14,189

Total Current Liabilities	42,333	52,800

Note payable to related party (Note 5(b))	18,175	17,470

Total Liabilities	60,508	70,270

Contingency (Note 1)

Stockholders’ Equity (Deficit)

Common stock
Authorized: 75,000,000 shares, par value $0.001;
10,205,000 shares issued and outstanding	10,205	10,205

Additional paid-in capital	90,929	90,929

Donated capital (Note 5(c))	22,500	18,750

Accumulated other comprehensive loss	(2,491)	(2,679)

Deficit accumulated during the development stage	(121,878)	(98,790)

Total Stockholders’ Equity (Deficit)	(735)	18,415

Total Liabilities and Stockholders’ Equity (Deficit)	59,773	88,685

The accompanying notes are an integral part of these consolidated financial statements

F–1

Technology Publishing, Inc.
Consolidated Statement of Operations
(A Development Stage Company)
(Expressed in U.S. dollars)
(unaudited)

	Accumulated from	For the	For the
	September 19, 2003	Three months	Three months
	(Date of Inception)	Ended	Ended
	to November 30,	November 30,	November 30,
	2008	2008	2007
	$	$	$

Revenue	254,877	18,478	29,878

Operating Expenses

Depreciation	8,897	358	1,814
Print production and delivery	176,925	7,099	8,719
Selling, general and administrative (Note 5(c))	168,626	32,827	32,375

Total Operating Expenses	354,448	40,284	42,908

Operating Loss	(99,571)	(21,806)	(13,030)

Other Expenses

Amortization of debt discount	(4,231)	(705)	(705)
Interest	(3,486)	(577)	(577)
Net Loss	(107,288)	(23,088)	(14,312)

Other Comprehensive Loss

Foreign currency translation adjustments	(2,491)	188	80

Comprehensive Loss	(109,779)	(22,900)	(14,232)

Loss Per Share – Basic and Diluted		–	–

Weighted Average Shares Outstanding		10,205,000	10,205,000

The accompanying notes are an integral part of these consolidated financial statements

F–2

Technology Publishing, Inc.
Consolidated Statement of Cash Flows
(A Development Stage Company)
(expressed in U.S. dollars)
(unaudited)

	Accumulated from	For the	For the
	September 19, 2003	Three months	Three months
	(Date of Inception)	Ended	Ended
	to November 30,	November 30,	November 30,
	2008	2008	2007
	$	$	$

Operating Activities

Net loss for the period	(107,288)	(23,088)	(14,312)

Adjustments to reconcile net loss to net cash provided by operating activities

Amortization of debt discount	4,231	705	705
Depreciation	8,853	358	1,814
Donated services and rent	22,500	3,750	3,750

Changes in operating assets and liabilities

Accounts receivable	(13,293)	(6,590)	(13,453)
Accounts payable	17,102	(7,403)	(9,227)
Deferred revenue	1,397	–	–
Accrued liabilities	12,241	(512)	–
Due to related party	8,488	(2,354)	2,127

Net Cash Used in Operating Activities	(45,769)	(35,134)	(28,596)

Investing Activities

Acquisition of property and equipment	(14,322)	(606)	(1,711)

Net Cash Used in Investing Activities	(14,322)	(606)	(1,711)

Financing Activities

Issuance of common stock	101,134	–	–

Net Cash Provided by Financing Activities	101,134	–	–

Effect of Exchange Rate Changes on Cash	(291)	988	(345)

Change in Cash	40,752	(34,752)	(30,652)

Cash – Beginning of Period	–	75,504	111,467

Cash – End of Period	40,752	40,752	80,815

Supplemental Disclosures

Interest paid	–	–	–
Income taxes paid	–	–	–

The accompanying notes are an integral part of these consolidated financial statements

F–3

Technology Publishing, Inc.
Notes to the Consolidated Financial Statements
(A Development Stage Company)
November 30, 2008
(expressed in U.S. dollars)
(unaudited)

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

The Company is a development stage company, as defined by SFAS No.7, “Accounting and Reporting for Enterprises in the Development Stage”. The Company is based in Toronto, Ontario, Canada and its principal business is the sale of advertising on its published magazine “Canada HIFI”. These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to generate sustainable and significant revenue. As at November 30, 2008, the Company has significant losses since inception and an accumulated deficit of $121,878 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

	b)	Interim financial statements

These interim unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

	c)	Use of Estimates

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

	d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

F–4

Technology Publishing, Inc.
Notes to the Consolidated Financial Statements
(A Development Stage Company)
November 30, 2008
(expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Principles (continued)

	e)	Accounts Receivable

The Company recognizes allowances for doubtful accounts to ensure accounts receivable are not overstated due to the inability or unwillingness of its customers to make required payments. The allowance is based on the age of receivable and the specific identification of receivables the Company considers at risk.

	f)	Financial Instruments and Concentrations

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

	g)	Property and Equipment

Property and equipment consists of computer hardware and furniture and equipment and is recorded at cost, less accumulated depreciation. Computer hardware is being depreciated at a 30% declining balance basis. Furniture and equipment are being depreciated at a 20% declining balance basis.

	h)	Long-lived Assets

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

	i)	Foreign Currency Translation

The functional currency of the subsidiary is the Canadian dollar. The financial statements of the subsidiary are translated to United States dollars under the current rate method in accordance with SFAS No. 52, “Foreign Currency Translation”. Under the current rate method, all assets and liabilities are translated at the rates of exchange in effect at the balance sheet date and revenues and expenses are translated at the average rates of exchange during the year. The effect of this translation is recorded in a separate component of stockholders’ equity. A cumulative translation adjustment of $2,491 as of November 30, 2008, has been included in accumulated other comprehensive loss in the accompanying consolidated balance sheet.

Transactions in foreign currencies are recorded at the approximate rate of exchange at the transaction date. Assets and liabilities resulting from these transactions are translated at the rate of exchange in effect at the balance sheet date. All differences are recorded in the results of operations.

	j)	Revenue Recognition

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

F–5

Technology Publishing, Inc.
Notes to the Consolidated Financial Statements
(A Development Stage Company)
November 30, 2008
(expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Principles (continued)

	k)	Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. As at November 30, 2008 and 2007, the Company‘s only component of comprehensive income (loss) was foreign currency translation adjustments.

	l)	Earnings (Loss) Per Share

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

	m)	Income Taxes

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

	n)	Recent Accounting Pronouncements

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

F–6

Technology Publishing, Inc.
Notes to the Consolidated Financial Statements
(A Development Stage Company)
November 30, 2008
(expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Principles (continued)

	n)	Recent Accounting Pronouncements (continued)

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

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

F–7

Technology Publishing, Inc.
Notes to the Consolidated Financial Statements
(A Development Stage Company)
November 30, 2008
(expressed in U.S. dollars)
(unaudited)

4.	Property and Equipment

			November 30,	August 31,
			2008	2008
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$

Computer hardware	10,099	6,761	3,338	3,548
Furniture and equipment	3,754	1,362	2,392	2,932

	13,853	8,123	5,730	6,480

5.	Related Party Transactions

a)

As at November 30, 2008, the Company is indebted to the President of the Company for $11,835 (August 31, 2008 - $14,189) for expenses paid for on behalf of the Company, which is non-interest bearing, unsecured and due on demand.

b)

As at November 30, 2008, the Company is indebted to the President of the Company for $28,047 which bears interest at Royal Bank of Canada prime plus 2% per annum, is unsecured and the principal and interest are due on June 1, 2012. On June 1, 2007, the note was discounted at a rate of 15% for a net present value of $13,944, and as at November 30, 2008, the note has a net present value of $18,175 (August 31, 2008 - 17,470). During the three month period ended November 30, 2008, $705 of the discount was amortized. During the three month period ended November 30, 2008, the Company incurred interest of $577. This note payable was issued as consideration for acquiring all the issued and outstanding common stock of Westside. See Note 3.

	c)	For the three month period ended November 30, 2008, the Company recognized $3,000 (2007 - $3,000) for donated services and $750 (2007 - $750) for donated rent provided by the President of the Company.

F–8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This quarterly report contains forward-looking statements. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “intend”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in Item 1A “Risk Factors” commencing on page 10 of this report, which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

As used in this quarterly report, the terms “we”, “us” and “our” mean Technology Publishing, Inc. and/or Westside Publishing Ltd., as the case may be. All dollar amounts refer to United States dollars unless otherwise indicated.

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

Currently, Canada HiFi is a free publication with a target audience ranging from the casual audio-video consumer to a true enthusiast, between the ages of 16 and 55. Canada HiFi is published six times a year with a national print circulation of 25,000 per issue. It is currently available in the provinces of Ontario and Quebec in Canada and in limited quantities in the provinces of British Columbia, Alberta and Saskatchewan in Canada. The magazine is distributed in over 260 audio-video stores as well as select computer stores. Our website, www.canadahifi.com, attracts both regular readers of the print version of Canada HiFi and readers unable to pick up print copies of the magazine. Visitors can access feature articles, how-to articles, buyer guides and reviews online archived from all past print issues as well as preview articles from the current print issue. For readers interested in getting the latest information, our home page contains daily updated audio video news and product announcements from around the world. The home page also incorporates a blog which allows members of www.canadahifi.com to share their comments with other members and visitors. In the first quarter of 2009, we expect to add a classifieds section, where readers can post free online classifieds related to audio and video components.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three months ended November 30, 2008 which are included herein. The results of operations reflected in this discussion include the operations of Westside Publishing Ltd., our wholly owned subsidiary.

	Three Months Ended	Three Months Ended
	November 30, 2008	November 30, 2007
Revenue	$18,478	$29,878
Operating Expenses	40,284	42,908
Net Income (Loss)	(23,088)	(14,312)

Revenues

During the three months ended November 30, 2008, we generated $18,478 in revenue as compared to $29,878 during the three months ended November 30, 2007. The decrease in the revenue is primarily attributable to fewer advertising clients, less frequently purchased advertising from existing clients, and a decrease in the website advertising sales.

Expenses

Our operating expenses for the three months ended November 30, 2008 and November 30, 2007 are outlined in the table below:

	Three Months Ended	Three Months Ended
	November 30, 2008	November 30, 2007
Depreciation	$358	$1,814
Print production and delivery	7,099	8,719
Selling, general and administrative	32,827	32,375
Total Operating Expenses	$40,284	$42,908

During the three months ended November 30, 2008, our operating expenses totaled $40,284 as compared to $42,908 during the three months ended November 30, 2007. Depreciation costs were $358 for the three months ended November 30, 2008 as compared to $1,814 for the three months ended November 30, 2007. Print production and delivery costs were $7,099 for the three months ended November 30, 2008 as compared to $8,719 for the three months ended November 30, 2007. The decrease in print production and delivery costs is primarily attributable to the decrease of pages in some issues of the magazine, decreased contribution from freelance writers, and shipping of the magazines to fewer distribution locations. Selling, general and administrative expenses were $32,827 for the three months ended November 30, 2008 as compared to $32,375 for the three months ended November 30, 2007. The small increase in selling, general and administrative expenses is primarily attributable to increases in professional fees, which comprise of accounting, audit, and legal expenses, and office and administrative expenses. The professional fees for the three months ended November 30, 2008 were $23,598 as compared to $26,528 for the three months ended November 30, 2007. The office and administrative expenses for the three months ended November 30, 2008 were $9,228 as compared to $5,847 for the three months ended November 30, 2007.

Liquidity and Financial Condition

Working Capital

	At November 30,	At August 31,
	2008	2008
Current assets	$54,043	$82,205
Current liabilities	42,333	52,800
Working capital (deficiency)	$11,710	$29,405

Our cash on hand as at November 30, 2008 was $40,752 as compared to cash of $75,504 at August 31, 2008. As at November 30, 2008, we had working capital of $11,710 as compared to working capital of $29,405 at August 31, 2008. We have incurred operating losses since inception, and this is likely to continue into the year ended August 31, 2009.

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

We anticipate that our cash on hand and the revenue that we anticipate generating going forward from our operations will not be sufficient to satisfy all of our cash requirements for the next twelve month period. If we require any additional monies during this time, we plan to raise any such additional capital primarily through equity financing and loans from our directors, provided that such funding continues to be available to our company. We will continue to seek additional funds from our directors to fund our day-to-day operations until equity financing can be pursued. We have no guarantee that our directors will continue to fund our day-to-day operations.

As we have not generated significant revenues and have an accumulated deficit since inception, our independent auditors’ report for the year ended August 31, 2008 states that these factors raise substantial doubt about our ability to continue as a going concern. We have never paid any dividends and are unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. Furthermore, the continuation of our company as a going concern and our ability to emerge from the development stage is dependent, among other things, upon the continued financial support from our stockholders, our ability to obtain necessary equity financing to continue operations and to generate sustainable and significant revenues. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Our liabilities and future cash commitments may be increased if we obtain a commercial loan(s), assuming such a loan(s) would be available, and available on terms acceptable to our company.

Fundraising will be one of our primary objectives over the next twelve months. The financial requirements of our company for the next twelve months will depend, among other things, on our ability to raise the money we require through loans from our directors and issuance of additional equity securities to our directors and current or new stockholders. The issuance of additional equity securities by our company may result in a significant dilution in the equity interests of our current stockholders. There is no assurance that we will be able to obtain further funds required for our continued operations or that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain additional financing as required on a timely basis, we will not be able to meet certain obligations as they become due and we will be forced to scale down or perhaps even cease our operations.

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

Accounts Receivable

We recognize allowances for doubtful accounts to ensure accounts receivable are not overstated due to the inability or unwillingness of our customers to make required payments. The allowance is based on the age of the receivable and the specific identification of receivables we consider at risk.

Financial Instruments and Concentrations

The fair value of financial instruments which include cash, accounts receivable, accounts payable, accrued liabilities, and amounts due to a related party were estimated to approximate their carrying value due to the immediate or relatively short maturity of these instruments.

Our operations are in Canada and virtually all of our assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The financial risk is the risk to our operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, we do not use derivative instruments to reduce our exposure to foreign currency risk.

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

Revenue Recognition

We recognize revenue from advertisements placed in our published magazine “Canada HIFI” in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements.” Revenue for the sale of advertising is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability is reasonably assured.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. SFAS No. 141 (revised 2007) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. SFAS No. 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance became effective for the fiscal year beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on our consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4T. Controls and Procedures.

As required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report, being November 30, 2008. This evaluation was carried out under the supervision and with the participation of our management, including our president (our principal executive officer, principal financial officer, and principal accounting officer).

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. The design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Due to the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Based upon that evaluation, our president concluded that our disclosure controls and procedures are effective as at the end of the period covered by this quarterly report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our president, as appropriate, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director and officer or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors

In addition to other information in this quarterly report, the following risk factors should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition. As a result of the risk factors set forth below, actual results could differ materially from those projected in any forward-looking statements. Additional risks and uncertainties not presently known to us, or that we currently consider to be immaterial, may also impact our business, operating results, liquidity and financial condition. If any such risks occur, our business, operating results, liquidity and financial condition could be materially affected in an adverse manner. Under such circumstances, the trading price of our securities could decline, and you may lose all or part of your investment.

Risks Related to Our Business

We have had minimal revenues from operations and, if we are not able to obtain further financing, we may be forced to scale back or cease operations or our business operations may fail.

To date, we have not generated significant revenues from our operations and we have been dependent on sales of our equity securities and advances from directors to meet the majority of our cash requirements. From the date of inception of our wholly owned subsidiary, Westside Publishing Ltd., on September 19, 2003 to November 30, 2008, we have generated $254,877 in revenue primarily from the sale of advertising. As at November 30, 2008, we had cash of $40,752 and working capital of $11,710. We expect to generate a moderate positive cash flow from operations in the next twelve month period. We estimate that we will require between $250,000 and $300,000 to carry out our business plan for the next twelve month period. We will, in all likelihood, continue to incur operating expenses without significant revenues until our sales from advertising increase. Because we have not generated significant revenues and have accumulated deficit since inception, our independent auditors’ report for the year ended August 31, 2008 states that these factors raise substantial doubt about our ability to continue as a going concern. Note 1 to our financial statements for the year ended August 31, 2008 describes the circumstances that led to this disclosure by our independent auditors.

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

We are authorized to issue up to 75,000,000 shares of common stock. As of January 14, 2009, there were 10,205,000 shares of our common stock issued and outstanding. Our board of directors has the authority to cause our company to issue additional shares of common stock without the consent of any of our stockholders. Consequently, our stockholders may experience more dilution in their ownership of our company in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit
Number	Description

3.1	Articles of Incorporation (incorporated by reference from our registration statement on Form S-1/A filed on October 10, 2008)

3.2	Bylaws (incorporated by reference from our registration statement on Form S-1/A filed on October 10, 2008)

10.1	Share Purchase Agreement with Slawek Kajko dated June 1, 2007 (incorporated by reference from our registration statement on Form S-1/A filed on October 10, 2008)

10.2	Promissory Note dated June 1, 2007 issued to Slawek Kajko by our company (incorporated by reference from our registration statement on Form S-1/A filed on October 10, 2008)

10.3	Subscription Agreement dated March 19, 2007 with Slawek Kajko (incorporated by reference from our registration statement on Form S-1/A filed on October 10, 2008)

10.4	Subscription Agreement dated June 1, 2007 with Slawek Kajko (incorporated by reference from our registration statement on Form S-1/A filed on October 10, 2008)

10.5	Subscription Agreement dated June 15, 2007 with Edward Dere (incorporated by reference from our registration statement on Form S-1/A filed on October 10, 2008)

10.6

Form of Subscription Agreement used in a private placement offering that closed on July 25, 2007 between our company and 32 investors (incorporated by reference from our registration statement on Form S-1/A filed on October 10, 2008)

21	Subsidiary of Technology Publishing, Inc.: Westside Publishing Ltd., an Ontario corporation

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002

*                       Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECHNOLOGY PUBLISHING, INC.

/s/ Slawek Kajko
By: Slawek Kajko
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Dated: January 14, 2009