Form 10-Q
period 2009-02-28
TECHNOLOGY PUBLISHING, INC.
filed 2009-04-14
CIK 1445625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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
Yes [ x ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ x ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [ x ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 10,205,000 shares of common stock outstanding as of April 14, 2009.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the six months ended February 28, 2009 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

Our interim consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Technology Publishing, Inc.
(A Development Stage Company)
(unaudited)

Technology Publishing, Inc.
Consolidated Balance Sheets
(A Development Stage Company)
(Expressed in U.S. dollars)
(unaudited)

	February 28,	August 31,
	2009	2008
	$	$
ASSETS
Current Assets
Cash	12,815	75,504
Accounts receivable, net	12,589	6,701
Total Current Assets	25,404	82,205
Property and equipment (Note 4)	5,998	6,480
Total Assets	31,402	88,685

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	25,637	24,461
Accrued liabilities	–	12,753
Deferred revenue	1,166	1,397
Due to related party (Note 5(a))	11,487	14,189
Total Current Liabilities	38,290	52,800
Note payable to related party (Note 5(b))	18,880	17,470
Total Liabilities	57,170	70,270
Contingency (Note 1)
Stockholders’ Equity (Deficit)
Common stock
Authorized: 75,000,000 shares, par value $0.001;
10,205,000 shares issued and outstanding	10,205	10,205
Additional paid-in capital	90,929	90,929
Donated capital (Note 5(c))	26,250	18,750
Accumulated other comprehensive loss	(2,760)	(2,679)
Deficit accumulated during the development stage	(150,392)	(98,790)
Total Stockholders’ Equity (Deficit)	(25,768)	18,415
Total Liabilities and Stockholders’ Equity (Deficit)	31,402	88,685

The accompanying notes are an integral part of these consolidated financial statements

F–1

Technology Publishing, Inc.
Consolidated Statements of Operations
(A Development Stage Company)
(Expressed in U.S. dollars)
(unaudited)

	Accumulated from	For the	For the	For the	For the
	September 19, 2003	Three months	Three months	Six months	Six months
	(Date of Inception)	Ended	Ended	Ended	Ended
	to February 28,	February 28,	February 29,	February 28,	February 29,
	2009	2009	2008	2009	2008
	$	$	$	$	$
Revenue	264,639	9,762	15,159	28,240	45,037
Operating Expenses
Print production and delivery	185,352	8,427	18,024	15,526	26,743
Selling, general and administrative (Note 5(c))	206,024	28,501	5,487	61,686	39,676
Total Operating Expenses	391,376	36,928	23,511	77,212	66,419
Operating Loss	(126,737)	(27,166)	(8,352)	(48,972)	(21,382)
Other Expenses
Amortization of debt discount	(4,936)	(705)	(705)	(1,410)	(1,410)
Interest	(4,129)	(643)	(583)	(1,220)	(1,160)
Net Loss	(135,802)	(28,514)	(9,640)	(51,602)	(23,952)
Other Comprehensive Loss
Foreign currency translation adjustments	(2,760)	(269)	(196)	(81)	(116)
Comprehensive Loss	(138,562)	(28,783)	(9,836)	(51,683)	(24,068)
Loss Per Share – Basic and Diluted		–	–	(0.01)	–
Weighted Average Shares Outstanding		10,205,000	10,205,000	10,205,000	10,205,000

The accompanying notes are an integral part of these consolidated financial statements

F–2

Technology Publishing, Inc.
Consolidated Statements of Cash Flows
(A Development Stage Company)
(expressed in U.S. dollars)
(unaudited)

	Accumulated from	For the	For the
	September 19, 2003	Six months	Six months
	(Date of Inception)	Ended	Ended
	to February 28,	February 28,	February 29,
	2009	2009	2008
	$	$	$
Operating Activities
Net loss for the period	(135,802)	(51,602)	(23,952)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of debt discount	4,936	1,410	1,410
Depreciation	9,304	809	1,065
Donated services and rent	26,250	7,500	7,500
Changes in operating assets and liabilities:
Accounts receivable	(12,592)	(5,889)	1,616
Accounts payable	25,681	1,176	–
Deferred revenue	1,397	–	(575)
Accrued liabilities	–	(12,753)	–
Due to related party	8,139	(2,703)	2,567
Net Cash Used in Operating Activities	(72,687)	(62,052)	(10,369)
Investing Activities
Acquisition of property and equipment	(15,275)	(1,559)	(2,980)
Net Cash Used in Investing Activities	(15,275)	(1,559)	(2,980)
Financing Activities
Issuance of common stock	101,134	–	–
Net Cash Provided by Financing Activities	101,134	–	–
Effect of Exchange Rate Changes on Cash	(357)	922	(592)
Change in Cash	12,815	(62,689)	(13,941)
Cash – Beginning of Period	–	75,504	111,467
Cash – End of Period	12,815	12,815	97,526

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

The accompanying notes are an integral part of these consolidated financial statements

F–3

Technology Publishing, Inc.
Notes to the Consolidated Financial Statements
(A Development Stage Company)
February 28, 2009
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

The Company is a development stage company, as defined by SFAS No.7, “Accounting and Reporting for Enterprises in the Development Stage”. The Company is based in Toronto, Ontario, Canada and its principal business is the sale of advertising on its published magazine “Canada HIFI”. These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to generate sustainable and significant revenue. As at February 28, 2009, the Company has significant losses since inception and an accumulated deficit of $150,392 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
(A Development Stage Company)
February 28, 2009
(expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Principles (continued)

	e)	Accounts Receivable

The Company recognizes allowances for doubtful accounts to ensure accounts receivable are not overstated due to the inability or unwillingness of its customers to make required payments. The allowance is based on the age of receivable and the specific identification of receivables the Company considers at risk. The allowance for doubtful accounts was $916 and $1,097 as of February 28, 2009 and August 31, 2008, respectively.

	f)	Financial Instruments and Concentrations

The fair value of financial instruments which include cash, accounts receivable, accounts payable, and amounts due to a related party were estimated to approximate their carrying value due to the immediate or relatively short maturity of these instruments.

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

The functional currency of the subsidiary is the Canadian dollar. The financial statements of the subsidiary are translated to United States dollars under the current rate method in accordance with SFAS No. 52, “Foreign Currency Translation”. Under the current rate method, all assets and liabilities are translated at the rates of exchange in effect at the balance sheet date and revenues and expenses are translated at the average rates of exchange during the year. The effect of this translation is recorded in a separate component of stockholders’ equity. A cumulative translation adjustment of $2,760 as of February 28, 2009, has been included in accumulated other comprehensive loss in the accompanying consolidated balance sheet.

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
(A Development Stage Company)
February 28, 2009
(expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Principles (continued)

	k)	Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. As at February 28, 2009 and 2008, the Company‘s only component of comprehensive income (loss) was foreign currency translation adjustments.

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

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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
(A Development Stage Company)
February 28, 2009
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
(A Development Stage Company)
February 28, 2009
(expressed in U.S. dollars)
(unaudited)

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

4.	Property and Equipment

			February 28,	August 31,
			2009	2008
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$

Computer hardware	9,824	6,838	2,986	3,548
Furniture and equipment	4,513	1,501	3,012	2,932

	14,337	8,339	5,998	6,480

5.	Related Party Transactions

a)

As at February 29, 2009, the Company is indebted to the President of the Company for $11,487 (August 31, 2008 - $14,189) for expenses paid for on behalf of the Company, which is non-interest bearing, unsecured and due on demand.

b)

As at February 29, 2009, the Company is indebted to the President of the Company for $28,047 which bears interest at Royal Bank of Canada prime plus 2% per annum, is unsecured and the principal and interest are due on June 1, 2012. On June 1, 2007, the note was discounted at a rate of 15% for a net present value of $13,944, and as at February 28, 2009, the note has a net present value of $18,880 (August 31, 2008 - 17,470). During the six month period ended February 28, 2009, $1,410 of the discount was amortized. During the six month period ended February 28, 2009, the Company incurred interest of $1,220. This note payable was issued as consideration for acquiring all the issued and outstanding common stock of Westside. See Note 3.

c)

For the six month period ended February 28, 2009, the Company recognized $6,000 (2008 - $6,000) for donated services and $1,500 (2008 - $1,500) for donated rent provided by the President of the Company.

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

Currently, Canada HiFi is a free publication with a target audience ranging from the casual audio-video consumer to a true enthusiast, between the ages of 16 and 55. Canada HiFi is published six times a year with a national print circulation of 25,000 per issue. It is currently available in the provinces of Ontario and Quebec in Canada and in limited quantities in the provinces of British Columbia, Alberta and Saskatchewan in Canada. The magazine is distributed in over 260 audio-video stores as well as select computer stores. Our website, www.canadahifi.com, attracts both regular readers of the print version of Canada HiFi and readers unable to pick up print copies of the magazine. Visitors can access feature articles, how-to articles, buyer guides and reviews online archived from all past print issues as well as preview articles from the current print issue. For readers interested in getting the latest information, our home page contains daily updated audio video news and product announcements from around the world. The home page also incorporates a blog which allows members of www.canadahifi.com to share their comments with other members and visitors. In the first quarter of 2009, we added a classifieds section to the website, where readers can post free online classifieds related to audio and video components.

In addition to publishing the Canada HiFi magazine, we also provide graphic design services. We design the layout of an annual publication entitled “Are We There Yet?” for Attractions Ontario, an Ontario tourism promotion company, as well as advertisements for clients who advertise in our publication.

Sources of Revenue

We currently have three sources of revenue. Our main source of revenue comes from the sales of advertising space for the print edition of the Canada HiFi publication, which accounts for approximately 91% of the total revenue.

Sales of advertising space on our website www.canadahifi.com account for approximately 7% of the total revenue. Our graphic design services represent the remaining 2% of revenue.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the six months ended February 28, 2009 which are included herein. The results of operations reflected in this discussion include the operations of Westside Publishing Ltd., our wholly owned subsidiary.

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2009	2008	2009	2008
Revenue	$9,762	$15,159	$28,240	$45,037
Operating Expenses	$36,928	$23,511	$77,212	$66,419
Net Loss	$28,514	$9,640	$51,602	$23,952

Revenues

Three Months Ended February 28, 2009 and February 29, 2008

During the three months ended February 28, 2009, we generated $9,762 in revenue as compared to $15,159 during the three months ended February 29, 2008. The decrease in the revenue is primarily attributable to fewer advertising clients, less frequently purchased advertising from existing clients, and a decrease in the website advertising sales.

Six Months Ended February 28, 2009 and February 29, 2008

During the six months ended February 28, 2009, we generated $28,240 in revenue as compared to $45,037 during the six months ended February 29, 2008. The decrease in the revenue is primarily attributable to fewer advertising clients, less frequently purchased advertising from existing clients, and a decrease in the website advertising sales.

Expenses

Our operating expenses for the three and six months ended February 28, 2009 and February 29, 2008 are outlined in the table below:

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2009	2008	2009	2008
Print production and delivery	$8,427	$18,024	$15,526	$26,743
Selling, general and administrative	$28,501	$5,487	$61,686	$39,676
Total Operating Expenses	$36,928	$23,511	$77,212	$66,419

Three Months Ended February 28, 2009 and February 29, 2008

During the three months ended February 28, 2009, our operating expenses totaled $36,928 as compared to $23,511 during the three months ended February 29, 2008. Print production and delivery costs were $8,427 for the three months ended February 28, 2009 as compared to $18,024 for the three months ended February 29, 2008. The decrease in print production and delivery costs is primarily attributable to the decrease of pages in some issues of the magazine, decreased contribution from freelance writers, and shipping of the magazines to fewer distribution locations. Selling, general and administrative expenses were $28,501 for the three months ended February 28, 2009 as compared to $5,487 for the three months ended February 29, 2008. The increase in selling, general and administrative expenses is primarily attributable to increases in professional fees, which comprise of accounting, audit, and legal expenses, and office and administrative expenses. The professional fees for the three months ended February 28, 2009 were $12,306 as compared to $1,012 for the three months ended February 29, 2008. The office and administrative expenses for the three months ended February 28, 2009 were $15,745 as compared to $7,954 for the three months ended February 29, 2008.

Six Months Ended February 28, 2009 and February 29, 2008

During the six months ended February 28, 2009, our operating expenses totaled $77,212 as compared to $66,419 during the six months ended February 29, 2008. Print production and delivery costs were $15,526 for the six months ended February 28, 2009 as compared to $26,743 for the six months ended February 29, 2008. The decrease in print production and delivery costs is primarily attributable to the decrease of pages in some issues of the magazine, decreased contribution from freelance writers, and shipping of the magazines to fewer distribution locations. Selling, general and administrative expenses were $61,686 for the six months ended February 28, 2009 as compared to $39,676 for the six months ended February 29, 2008. The increase in selling, general and administrative expenses is primarily attributable to increases in professional fees, which comprise of accounting, audit, and legal expenses, and office and administrative expenses. The professional fees for the six months ended February 28, 2009 were $35,904 as compared to $24,810 for the six months ended February 29, 2008. The office and administrative expenses for the six months ended February 28, 2009 were $24,973 as compared to $13,801 for the six months ended February 29, 2008.

Liquidity and Financial Condition

Working Capital

	At February 28,	At August 31,
	2009	2008
Current assets	$25,404	$82,205
Current liabilities	38,290	52,800
Working capital (deficiency)	$(12,886)	$29,405

Our cash on hand as at February 28, 2009 was $12,815 as compared to cash of $75,504 at August 31, 2008. As at February 28, 2009, we had working capital deficit of $12,886 as compared to working capital of $29,405 at August 31, 2008. We have incurred operating losses since inception, and this is likely to continue into the year ended August 31, 2009.

We require funds to enable us to address our minimum current and ongoing expenses, increase sales of advertising for our publication Canada HiFi and on our website www.canadahifi.com. Presently, our revenue is not sufficient to meet our operating and capital expenses. Management projects that we may require an additional $250,000 to $300,000 to fund our operating expenditures for the next twelve month period.

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

Accounts Receivable

We recognize allowances for doubtful accounts to ensure accounts receivable are not overstated due to the inability or unwillingness of our customers to make required payments. The allowance is based on the age of the receivable and the specific identification of receivables we consider at risk. The allowance for doubtful accounts was $916 and $1,097 as of February 28, 2009 and August 31, 2008, respectively.

Financial Instruments and Concentrations

The fair value of financial instruments which include cash, accounts receivable, accounts payable, and amounts due to a related party were estimated to approximate their carrying value due to the immediate or relatively short maturity of these instruments.

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

Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on our financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on our consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4T. Controls and Procedures.

As required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report, being February 28, 2009. This evaluation was carried out under the supervision and with the participation of our management, including our president (our principal executive officer, principal financial officer, and principal accounting officer).

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

To date, we have not generated significant revenues from our operations and we have been dependent on sales of our equity securities and advances from directors to meet the majority of our cash requirements. From the date of inception of our wholly owned subsidiary, Westside Publishing Ltd., on September 19, 2003 to February 28, 2009, we have generated $264,639 in revenue primarily from the sale of advertising. As at February 28, 2009, we had cash of $12,815 and working capital deficit of $12,886. We expect to generate a moderate positive cash flow from operations in the next twelve month period. We estimate that we will require between $250,000 and $300,000 to carry out our business plan for the next twelve month period. We will, in all likelihood, continue to incur operating expenses without significant revenues until our sales from advertising increase. Because we have not generated significant revenues and have accumulated deficit since inception, our independent auditors’ report for the year ended August 31, 2008 states that these factors raise substantial doubt about our ability to continue as a going concern. Note 1 to our financial statements for the year ended August 31, 2008 describes the circumstances that led to this disclosure by our independent auditors.

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

We anticipate that the funds that were raised from private placements by way of subscription agreements and funds advanced from Slawek Kajko, our president and director, will not be sufficient to satisfy our cash requirements for the next twelve month period. Also, there is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

1.	we incur any significant unanticipated expenses;
2.	the price of paper and/or printing increases significantly;

3.	the price of gasoline increases, driving up the prices of delivery and shipping.

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

We are authorized to issue up to 75,000,000 shares of common stock. As of April 14, 2009, there were 10,205,000 shares of our common stock issued and outstanding. Our board of directors has the authority to cause our company to issue additional shares of common stock without the consent of any of our stockholders. Consequently, our stockholders may experience more dilution in their ownership of our company in the future.

Our stock is a penny stock. Trading of our stock may be restricted by the Securities and Exchange Commission’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our common stock. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

The Financial Industry Regulatory Authority sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, Financial Industry Regulatory Authority, which we refer to as FINRA, has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for shares of our common stock.

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

Date: April 14, 2009