Form 10-Q
period 2009-05-31
TECHNOLOGY PUBLISHING, INC.
filed 2009-07-15
CIK 1445625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to ________

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
Yes[ x ] No[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes[ ] No[ ]

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
Yes[ ] No[ x ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 10,205,000 shares of common stock outstanding as of July 15, 2009.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the nine months ended May 31, 2009 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

Our interim consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Technology Publishing, Inc.
(A Development Stage Company)

Technology Publishing, Inc.
Consolidated Balance Sheets
(A Development Stage Company)
(Expressed in U.S. dollars)
(unaudited)

	May 31,	August 31,
	2009	2008
	$	$
	(unaudited)
ASSETS
Current Assets
Cash	3,109	75,504
Accounts receivable	11,784	6,701
Total Current Assets	14,893	82,205
Property and equipment (Note 4)	9,032	6,480
Total Assets	23,925	88,685

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	11,417	24,461
Accrued liabilities	–	12,753
Deferred revenue	1,359	1,397
Due to related party (Note 5(a))	14,741	14,189
Total Current Liabilities	27,517	52,800
Note payable to related party (Note 5(b))	19,585	17,470
Loans payable (Note 6)	13,586	–
Total Liabilities	60,688	70,270
Contingency (Note 1)
Stockholders’ Equity (Deficit)
Common stock
Authorized: 75,000,000 shares, par value $0.001;
10,205,000 shares issued and outstanding	10,205	10,205
Additional paid-in capital	90,929	90,929
Donated capital (Note 5(c))	30,000	18,750
Accumulated other comprehensive loss	(1,300)	(2,679)
Deficit accumulated during the development stage	(166,597)	(98,790)
Total Stockholders’ Equity (Deficit)	(36,763)	18,415
Total Liabilities and Stockholders’ Equity (Deficit)	23,925	88,685

The accompanying notes are an integral part of these consolidated financial statements

F–1

Technology Publishing, Inc.
Consolidated Statements of Operations
(A Development Stage Company)
(Expressed in U.S. dollars)
(unaudited)

	Accumulated from	For the	For the	For the	For the
	September 19, 2003	Three months	Three months	Nine months	Nine months
	(Date of Inception)	Ended	Ended	Ended	Ended
	to May 31,	May 31,	May 31,	May 31,	May 31,
	2009	2009	2008	2009	2008
	$	$	$	$	$
Revenue	275,669	11,030	17,645	39,270	62,682
Operating Expenses
Print production and delivery	193,126	7,774	9,874	23,300	36,617
Selling, general and administrative (Note 5(c))	224,167	18,143	25,457	79,829	65,133
Total Operating Expenses	417,293	25,917	35,331	103,129	101,750
Operating Loss	(141,624)	(14,887)	(17,686)	(63,859)	(39,068)
Other Expenses
Amortization of debt discount	(5,642)	(706)	(706)	(2,116)	(2,116)
Interest	(4,741)	(612)	(583)	(1,832)	(1,743)
Net Loss	(152,007)	(16,205)	(18,975)	(67,807)	(42,927)
Other Comprehensive Loss
Foreign currency translation adjustments	(1,300)	1,460	4	1,379	(112)
Comprehensive Loss	(153,307)	(14,745)	(18,971)	(66,428)	(43,039)
Loss Per Share – Basic and Diluted		–	–	(0.01)	–
Weighted Average Shares Outstanding		10,205,000	10,205,000	10,205,000	10,205,000

The accompanying notes are an integral part of these consolidated financial statements

F–2

Technology Publishing, Inc.
Consolidated Statements of Cash Flows
(A Development Stage Company)
(expressed in U.S. dollars)
(unaudited)

	Accumulated from	For the	For the
	September 19, 2003	Nine months	Nine months
	(Date of Inception)	Ended	Ended
	to May 31,	May 31,	May 31,
	2009	2009	2008
	$	$	$
Operating Activities
Net loss for the period	(152,007)	(67,807)	(42,927)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of debt discount	5,642	2,116	2,116
Depreciation	9,867	1,372	1,652
Donated services and rent	30,000	11,250	11,250
Changes in operating assets and liabilities:
Accounts receivable	(11,786)	(5,083)	956
Accounts payable	11,461	(13,044)	(9,865)
Deferred revenue	1,397	–	–
Accrued liabilities	101	(12,652)	10,500
Due to related party	11,394	552	(4,946)
Net Cash Used in Operating Activities	(93,931)	(83,296)	(31,264)
Investing Activities
Acquisition of property and equipment	(17,517)	(3,801)	(2,970)
Net Cash Used in Investing Activities	(17,517)	(3,801)	(2,970)
Financing Activities
Issuance of common stock	101,134	–	–
Issuance of promissory notes	13,485	13,485	–
Net Cash Provided by Financing Activities	114,619	13,485	–
Effect of Exchange Rate Changes on Cash	(62)	1,217	756
Change in Cash	3,109	(72,395)	(33,478)
Cash – Beginning of Period	–	75,504	111,467
Cash – End of Period	3,109	3,109	77,989

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

The accompanying notes are an integral part of these consolidated financial statements

F–3

Technology Publishing, Inc.
Notes to the Consolidated Financial Statements
(A Development Stage Company)
May 31, 2009
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

The Company is a development stage company, as defined by SFAS No.7, “Accounting and Reporting for Enterprises in the Development Stage”. The Company is based in Toronto, Ontario, Canada and its principal business is the sale of advertising on its published magazine “Canada HIFI”. These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to generate sustainable and significant revenue. As at May 31, 2009, the Company has significant losses since inception and an accumulated deficit of $166,597 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
(A Development Stage Company)
May 31, 2009
(expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Principles (continued)

	e)	Accounts Receivable

The Company recognizes allowances for doubtful accounts to ensure accounts receivable are not overstated due to the inability or unwillingness of its customers to make required payments. The allowance is based on the age of receivable and the specific identification of receivables the Company considers at risk. The allowance for doubtful accounts was $1,068 and $1,097 as of May 31, 2009 and August 31, 2008, respectively.

	f)	Financial Instruments and Concentrations

SFAS No. 157 “Fair Value Measurements” requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS No. 157 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model- derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

Our financial instruments consist principally of cash, accounts receivable, accounts payable, loans payable, and amounts owed to related parties. Pursuant to SFAS No. 157, the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

The Company’s operations are in Canada and the United States, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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
(A Development Stage Company)
May 31, 2009
(expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Principles (continued)

	i)	Foreign Currency Translation

The functional currency of the subsidiary is the Canadian dollar. The financial statements of the subsidiary are translated to United States dollars under the current rate method in accordance with SFAS No. 52, “Foreign Currency Translation”. Under the current rate method, all assets and liabilities are translated at the rates of exchange in effect at the balance sheet date and revenues and expenses are translated at the average rates of exchange during the year. The effect of this translation is recorded in a separate component of stockholders’ equity. A cumulative translation adjustment of $1,300 as of May 31, 2009, has been included in accumulated other comprehensive loss in the accompanying consolidated balance sheet.

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. As at May 31, 2009 and 2008, the Company‘s only component of comprehensive income (loss) was foreign currency translation adjustments.

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
(A Development Stage Company)
May 31, 2009
(expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Principles (continued)

	n)	Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 is effective November 15, 2008. The adoption of this statement did not have a material effect on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In April 2009 the FASB issued FSP No. 141R-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, or FSP 141R-1. FSP 141R-1 amends the provisions in Statement 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The FSP eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We expect FSP 141R-1 will have an impact on our financial statements, but the nature and magnitude of the specific effects will depend upon the nature, term and size of the acquired contingencies. The effect of adopting FSP 141R-1 will depend upon the nature, terms and size of any acquired contingencies consummated after the effective date of April 1, 2009.

F–7

Technology Publishing, Inc.
Notes to the Consolidated Financial Statements
(A Development Stage Company)
May 31, 2009
(expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Principles (continued)

	n)	Recent Accounting Pronouncements (continued)

On April 9, 2009, the FASB issued three FSPs intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and other-than-temporary impairments of securities.

FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, “Fair Value Measurements.” FSP FAS 157-4 must be applied prospectively and retrospective application is not permitted. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2.

FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on debt securities. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4.

FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. However, an entity may early adopt these interim fair value disclosure requirements only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2.

The Company is currently evaluating the impact, if any, that the adoption of these FSPs will have on its financial statements.

On April 13, 2009, the Securities and Exchange Commission’s (“SEC”) Office of the Chief Accountant and Division of Corporation Finance issued SEC Staff Accounting Bulletin 111 (“SAB 111”). SAB 111 amends and replaces SAB Topic 5M, “Miscellaneous Accounting—Other Than Temporary Impairment of Certain Investments in Equity Securities” to reflect FSP FAS 115-2 and FAS 124-2. This FSP provides guidance for assessing whether an impairment of a debt security is other than temporary, as well as how such impairments are presented and disclosed in the financial statements. The amended SAB Topic 5M maintains the prior staff views related to equity securities but has been amended to exclude debt securities from its scope. SAB 111 is effective upon the adoption of FSP FAS 115-2 and FAS 124-2. The Company is currently evaluating the impact, if any, that the adoption of SAB 111 will have on the financial statements of the Company.

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

F–8

Technology Publishing, Inc.
Notes to the Consolidated Financial Statements
(A Development Stage Company)
May 31, 2009
(expressed in U.S. dollars)
(unaudited)

4.	Property and Equipment

			May 31,	August 31,
			2009	2008
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$

Computer hardware	11,449	8,274	3,175	3,548
Furniture and equipment	7,921	2,064	5,857	2,932

	19,370	10,338	9,032	6,480

5.	Related Party Transactions

a)

As at May 31, 2009, the Company is indebted to the President of the Company for $14,741 (August 31, 2008 - $14,189) for expenses paid for on behalf of the Company, which is non-interest bearing, unsecured and due on demand.

b)

As at May 31, 2009, the Company is indebted to the President of the Company for $28,047 which bears interest at Royal Bank of Canada prime plus 2% per annum, is unsecured and the principal and interest are due on June 1, 2012. On June 1, 2007, the note was discounted at a rate of 15% for a net present value of $13,944, and as at May 31, 2009, the note has a net present value of $19,585 (August 31, 2008 - $17,470). During the nine month period ended May 31, 2009, $2,116 of the discount was amortized. During the nine month period ended May 31, 2009, the Company accrued interest of $1,731. This note payable was issued as consideration for acquiring all the issued and outstanding common stock of Westside. See Note 3.

	c)	For the nine month period ended May 31, 2009, the Company recognized $9,000 (2008 - $9,000) for donated services and $2,250 (2008 - $2,250) for donated rent provided by the President of the Company.

6.	Loans Payable

As at May 31, 2009, the Company is indebted to two investors of the Company for $13,485 which bears interest at Royal Bank of Canada prime plus 2% per annum and is unsecured. During the nine month period ended May 31, 2009, the Company accrued interest of $101.

F–9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This quarterly report contains forward-looking statements. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “intend”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in Item 1A “Risk Factors” commencing on page 11 of this report, which may cause our company’s or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

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

Sources of Revenue

We currently have two sources of revenue. Our main source of revenue comes from the sales of advertising space for the print edition of the Canada HiFi publication, which accounts for approximately 89% of the total revenue. Sales of advertising space on our website www.canadahifi.com account for approximately 11% of the total revenue.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the nine months ended May 31, 2009 which are included herein. The results of operations reflected in this discussion include the operations of Westside Publishing Ltd., our wholly owned subsidiary.

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2009	2008	2009	2008
Revenue	$11,030	$17,645	$39,270	$62,682
Operating Expenses	$25,917	$35,331	$103,129	$101,750
Net Loss	$(16,205)	$(18,975)	$(67,807)	$(42,927)

Revenues

Three Months Ended May 31, 2009 and May 31, 2008

During the three months ended May 31, 2009, we generated $11,030 in revenue as compared to $17,645 during the three months ended May 31, 2008. The $6,615 decrease in the revenue is primarily attributable to fewer advertising clients, less frequently purchased advertising from existing clients, and a decrease in the website advertising sales.

Nine Months Ended May 31, 2009 and May 31, 2008

During the nine months ended May 31, 2009, we generated $39,270 in revenue as compared to $62,682 during the nine months ended May 31, 2008. The $23,412 decrease in the revenue is primarily attributable to fewer advertising clients, less frequently purchased advertising from existing clients, and a decrease in the website advertising sales.

Expenses

Our operating expenses for the three and nine months ended May 31, 2009 and May 31, 2008 are outlined in the table below:

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2009	2008	2009	2008
Print production and delivery	$7,774	$9,874	$23,300	$36,617
Selling, general and administrative	$18,143	$25,457	$79,829	$65,133
Total Operating Expenses	$25,917	$35,331	$103,129	$101,750

Three Months Ended May 31, 2009 and May 31, 2008

During the three months ended May 31, 2009, our operating expenses totaled $25,917 as compared to $35,331 during the three months ended May 31, 2008. Print production and delivery costs were $7,774 for the three months ended May 31, 2009 as compared to $9,874 for the three months ended May 31, 2008. The $2,100 decrease in print production and delivery costs is primarily attributable to the decrease of pages in some issues of the magazine, decreased contribution from freelance writers, and shipping of the magazines to fewer distribution locations. Selling, general and administrative expenses were $18,143 for the three months ended May 31, 2009 as compared to $25,457 for the three months ended May 31, 2008. The decrease in selling, general and administrative expenses is partially attributable to decreases in professional fees, which comprise of accounting, audit, and legal expenses, and office and administrative expenses. The professional fees for the three months ended May 31, 2009 were $6,191 as compared to $10,118 for the three months ended May 31, 2008.  The office and administrative expenses for the three months ended May 31, 2009 were $11,952 as compared to $15,339 for the three months ended May 31, 2008.

Nine Months Ended May 31, 2009 and May 31, 2008

During the nine months ended May 31, 2009, our operating expenses totaled $103,129 as compared to $101,750 during the nine months ended May 31, 2008.  Print production and delivery costs were $23,300 for the nine months ended May 31, 2009 as compared to $36,617 for the nine months ended May 31, 2008.  The decrease in print production and delivery costs is primarily attributable to the decrease of pages in some issues of the magazine, decreased contribution from freelance writers, and shipping of the magazines to fewer distribution locations.  Selling, general and administrative expenses were $79,829 for the nine months ended May 31, 2009 as compared to $65,133 for the nine months ended May 31, 2008. The increase in selling, general and administrative expenses is partially attributable to increases in professional fees, which comprise of accounting, audit, and legal expenses, and office and administrative expenses.  The professional fees for the nine months ended May 31, 2009 were $42,095 as compared to $34,928 for the nine months ended May 31, 2008.  The office and administrative expenses for the nine months ended May 31, 2009 were $37,734 as compared to $30,205 for the nine months ended May 31, 2008.

Liquidity and Capital Resources

Working Capital
	At May 31,	At August 31,
	2009	2008
Current assets	$14,893	$82,205
Current liabilities	27,517	52,800
Working capital (deficiency)	$(12,624)	$29,405

Our cash on hand as at May 31, 2009 was $3,109 as compared to cash of $75,504 at August 31, 2008. As at May 31, 2009, we had working capital deficit of $12,624 as compared to working capital of $29,405 at August 31, 2008. We have incurred operating losses since inception, and this is likely to continue into the year ended August 31, 2009.

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

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Accounts Receivable

We recognize allowances for doubtful accounts to ensure accounts receivable are not overstated due to the inability or unwillingness of our customers to make required payments. The allowance is based on the age of receivable and the specific identification of receivables we consider at risk. The allowance for doubtful accounts was $1,068 and $1,097 as of May 31, 2009 and August 31, 2008, respectively.

Financial Instruments and Concentrations

SFAS No. 157 “Fair Value Measurements” requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS No. 157 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

Our financial instruments consist principally of cash, accounts receivable, accounts payable, loans payable, and amounts owed to related parties. Pursuant to SFAS No. 157, the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Our operations are in Canada and the United States, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to our operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, we do not use derivative instruments to reduce our exposure to foreign currency risk.

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

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on our financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 is effective November 15, 2008. The adoption of this statement did not have a material effect on our financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on our financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on our financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on our financial statements.

In April 2009 the FASB issued FSP No. 141R-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, or FSP 141R-1. FSP 141R-1 amends the provisions in Statement 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The FSP eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We expect FSP 141R-1 will have an impact on our financial statements, but the nature and magnitude of the specific effects will depend upon the nature, term and size of the acquired contingencies. The effect of adopting FSP 141R-1 will depend upon the nature, terms and size of any acquired contingencies consummated after the effective date of April 1, 2009.

On April 9, 2009, the FASB issued three FSPs intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and other-than-temporary impairments of securities.

FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, “Fair Value Measurements.” FSP FAS 157-4 must be applied prospectively and retrospective application is not permitted. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2.

FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on debt securities. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4.

FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. However, an entity may early adopt these interim fair value disclosure requirements only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2.

We are currently evaluating the impact, if any, that the adoption of these FSPs will have on our financial statements.

On April 13, 2009, the Securities and Exchange Commission’s (“SEC”) Office of the Chief Accountant and Division of Corporation Finance issued SEC Staff Accounting Bulletin 111 (“SAB 111”). SAB 111 amends and replaces SAB Topic 5M, “Miscellaneous Accounting—Other Than Temporary Impairment of Certain Investments in Equity Securities” to reflect FSP FAS 115-2 and FAS 124-2. This FSP provides guidance for assessing whether an impairment of a debt security is other than temporary, as well as how such impairments are presented and disclosed in the financial statements. The amended SAB Topic 5M maintains the prior staff views related to equity securities but has been amended to exclude debt securities from its scope. SAB 111 is effective upon the adoption of FSP FAS 115-2 and FAS 124-2. We are currently evaluating the impact, if any, that the adoption of SAB 111 will have on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4T. Controls and Procedures.

As required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, being May 31, 2009. This evaluation was carried out under the supervision and with the participation of our management, including our president (our principal executive officer, principal financial officer, and principal accounting officer).

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

Based upon that evaluation, our president concluded that our disclosure controls and procedures are effective as at the end of the period covered by this quarterly report. There was no change in our internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, existing or pending legal proceedings to which we are a party or of which any of our property is the subject. There are no material proceedings in which our director and officer or affiliates, or any registered or beneficial stockholder, or any associate of such director, officer, affiliate, or stockholder, is a party adverse to us or has a material interest adverse to us.

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

To date, we have not generated significant revenues from our operations and we have been dependent on sales of our equity securities and advances from directors to meet the majority of our cash requirements. From the date of inception of our wholly owned subsidiary, Westside Publishing Ltd., on September 19, 2003 to May 31, 2009, we have generated $275,669 in revenue primarily from the sale of advertising. As at May 31, 2009, we had cash of $3,109 and working capital deficit of $12,624. We expect to generate a moderate positive cash flow from operations in the next twelve month period. We estimate that we will require between $250,000 and $300,000 to carry out our business plan for the next twelve month period. We will, in all likelihood, continue to incur operating expenses without significant revenues until our sales from advertising increase. Because we have not generated significant revenues and have accumulated deficit since inception, our independent auditors’ report for the year ended August 31, 2008 states that these factors raise substantial doubt about our ability to continue as a going concern. Note 1 to our financial statements for the year ended August 31, 2008 describes the circumstances that led to this disclosure by our independent auditors.

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

We have not generated significant revenues since the inception of our wholly owned subsidiary, Westside Publishing Ltd., on September 19, 2003. Since we have not generated significant revenues since inception and are unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future, our independent auditors’ report includes an explanatory paragraph about our ability to continue as a going concern. We will, in all likelihood, continue to incur operating expenses without significant revenues until our products gain significant popularity. Management projects that we may require between $250,000 to $300,000 to fund our operating expenditures for the next twelve month period. We will not be able to expand our operations beyond current levels without generating significant revenues from our current operations or obtaining further financing. Our primary source of funds has been the sale of our common stock and advances from Slawek Kajko, our president and director. We cannot assure that we will be able to generate enough interest in our products. If we cannot attract a successful distribution network, we will not be able to generate any significant revenues or income. In addition, if we are unable to establish and generate significant revenues, or obtain adequate future financing, our business will fail and you may lose some or all of your investment in our common stock.

If we are unable to obtain financing in the amounts and on terms and dates acceptable to us, we may not be able to expand or continue our operations and development and so may be forced to scale back or cease operations or discontinue our business. You could lose your entire investment.

We do not currently have any arrangements for financing and we can provide no assurance to investors that we will be able to find such financing when such financing is required. Obtaining additional financing would be subject to a number of factors, including investor acceptance of our product selection and our business model. There is no assurance that we will not incur further debt in the future, that we will have sufficient funds to repay our future indebtedness, or that we will not default on our future debts, thereby jeopardizing our business viability. Finally, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to maintain our operations, which might result in the loss of some or all of your investment in our common stock.

We believe that we do not have sufficient funds to satisfy our cash requirements for the next twelve month period. Also, there is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

1.	we incur any significant unanticipated expenses;
2.	the price of paper and/or printing increases significantly; or
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

We are authorized to issue up to 75,000,000 shares of common stock. As of July 14, 2009, there were 10,205,000 shares of our common stock issued and outstanding. Our board of directors has the authority to cause our company to issue additional shares of common stock without the consent of any of our stockholders. Consequently, our stockholders may experience more dilution in their ownership of our company in the future.

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

Date: July 15, 2009