Form 10-K
period 2009-08-31
NEXAIRA WIRELESS INC.
filed 2009-11-18
CIK 1445625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2009

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to________________

Commission file number 333-153868

NEXAIRA WIRELESS INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1404 510 West Hastings Street	20-8748507
Vancouver, B.C. V6B 1L8 Canada	V6B 1L8
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (604) 682-5629

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:

Common Stock, $0.001 par value per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐  No ☒

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐ (Not currently applicable to the Registrant)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $26,050 (computed by reference to the last sale price of $0.01 per share on July 25, 2007)

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☐  No ☐ Not applicable.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 55,579,262  shares of common stock as of October 31, 2009.

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
FOR THE YEAR ENDED AUGUST 31, 2009

PART I

FORWARD-LOOKING STATEMENTS.

This annual report contains forward-looking statements. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “intend”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in Item 1A “Risk Factors” of this report, which may cause our or our industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.  These risks and uncertainties include: a continued downturn in international economic conditions; the number of competitors with competitively priced products and services; our ability to secure patents for our proprietary technologies; our ability to bring new products to market; market demand for our products; shifts in industry capacity; product development or other initiatives by our competitors; fluctuations in the availability and cost of materials required to produce our products; delays in the implementation of our projects and disputes regarding the performance of our services; potential negative financial impact from claims, lawsuits and other legal proceedings or challenges; and other factors beyond our control.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

As used in this annual report, the terms “we”, “us” and “our” mean Nexaira Wireless Inc., formerly Technology Publishing, Inc., and/or Westside Publishing Ltd. and Nexaira Inc. and Nexaira, Inc. as the case may be. All dollar amounts refer to United States dollars unless otherwise indicated.

ITEM 1. BUSINESS.

Corporate History

We were incorporated in the State of Nevada on March 19, 2007. On June 1, 2007, we entered into a share purchase agreement with Slawek Kajko, president, secretary, treasurer and a director of our company, whereby we acquired all of the issued and outstanding shares of Westside Publishing Ltd. in consideration for the issuance of a promissory note in the amount of $28,047. Westside Publishing Ltd. became our wholly-owned subsidiary and we commenced the business of publishing and selling advertising for a consumer electronics magazine entitled Canada HiFi. In addition to this, we also provide graphic design services.

Our former wholly-owned subsidiary, Westside Publishing Ltd., was incorporated in the Province of Ontario, Canada on September 19, 2003.  We divested Westside Publishing Ltd. effective October 28, 2009 as consideration for the cancellation of 40.8 million shares of our restricted common stock, which cancellation occurred on October 30, 2009.

On September 28, 2009, we entered into a share exchange agreement, which closed effective September 29, 2009, with our former subsidiary, Westside Publishing Ltd., Nexaira Inc., an Alberta corporation (“Nexaira”), Nexaira’s wholly-owned subsidiary, Nexaira, Inc., a California corporation, and the security holders of Nexaira, whereby we agreed to acquire all of the issued and outstanding common shares in the capital of Nexaira from its shareholders in consideration for the issuance, by us, of 15,489,262 restricted common shares in the capital of our company on the basis of 1.75 shares of our common stock for every one Nexaira share.

Effective October 26, 2009, we completed a merger with our subsidiary, Nexaira Wireless Inc., a Nevada corporation which was incorporated solely to effect a change in our name to better reflect the nature of our business.  As a result, we have changed our name from “Technology Publishing, Inc.” to “Nexaira Wireless Inc.”.  The name change became effective with the Over-the-Counter Bulletin Board at the opening for trading on November 2, 2009 under the new stock symbol “NXWI”.

Our Business

About Westside Publishing Ltd.

During our fiscal year ended August 31, 2009, we published and sold advertising for a consumer electronics magazine entitled Canada HiFi  through our former subsidiary, Westside Publishing Ltd.. In addition to this, we also provided graphic design services.

Effective October 28, 2009, after carefully considering the fit of Westside Publishing Ltd. with the future business plans being executed by the management of our new wholly-owned subsidiary, Nexaira, our board of directors made a decision to divest all of our company’s interest in and to Westside Publishing Ltd. As consideration for this divestment of Westside Publishing Ltd., 40,800,000 restricted common shares held by our former president were surrendered for cancellation. As a result of the divestment of Westside Publishing, our business is now solely focused on the development of wireless routing solutions through the operations of our subsidiary, Nexaira. On October 30, 2009, 20,000,000 restricted common shares held by a former officer and director were surrendered for cancellation under a return to treasury agreement.  Each of the share cancellations were effective as of October 30, 2009.

About Nexaira Inc.

Effective September 29, 2009 as disclosed in our current report on Form 8-K as filed with the Securities and Exchange Commission on October 2, 2009, we entered into a share exchange agreement with Westside Publishing, Nexaira,  Nexaira’s wholly-owned subsidiary, Nexaira, Inc., and the security holders of Nexaira. We agreed to acquire all of the issued and outstanding common shares in the capital of Nexaira from the shareholders of Nexaira in consideration for the issuance, by us, of 15,489,262 shares of our common stock.  With the divestment of Westside Publishing Ltd., on October 28, 2009, our current subsidiaries are Nexaira Inc., an Alberta corporation and Nexaira, Inc., a California corporation.  We plan to file an amendment to our current report on Form 8-K filed on October 2, 2009 to reflect a recapitalization of our company, with Nexaira being the acquirer. Under recapitalization accounting, Nexaira is considered the acquirer for accounting and financial reporting purposes, and is considered to have acquired the assets and assumed the liabilities of Technology Publishing, Inc.

Nexaira develops and delivers third and fourth generation (3G/4G) Wireless Routing Solutions that offer speed, reliability and security to mobile operators, service providers; value added resellers (VARS), enterprise customers and original equipment manufacturers (OEM) worldwide.  Recognizing the need for competitively priced, high quality wireless broadband devices in 2008, Nexaira designed and developed customizable branded routing platforms to compete against both wireline and other wireless broadband data applications.

Nexaira believes that its routing solutions are simple to install, yet provide the advanced management and business class features demanded by the most sophisticated users. The patent pending I3 GUI (Graphical User Interface) makes routing platforms quick and easy to install providing the functionality, performance and ease of use expected in the market today.  Nexaira believes its routing devices are ideal for high availability applications acting as the primary router to wireless, DSL, landline or cable networks, applications for fixed and Internet access, or can be used to provide complete device and network redundancy in wan-failover/ fail back applications. Headquartered in San Diego with an office in Vancouver, Nexaira has thirty employees.

When Nexaira was formed in 2005, the key focus was to build an organization focused on wireless data communications technology and to develop key supplier and customer relationships. This close involvement with suppliers and customers allowed Nexaira to develop an innovative plan for the development and delivery of new products and services to satisfy customer needs and to realize the benefits of being in the forefront of an industry poised to grow exponentially over the coming years.

In 2008, Nexaira management initiated the development of a new wireless routing platform and for the first time in its history began writing its own proprietary firmware and software while positioning Nexaira for significant growth. Nexaira continued to deliver approximately $12 million in distribution revenue in 2008 as it did in 2007 but retooled its operations and processes to provide compelling 3G/ 4G wireless routing solutions that we believe are highly competitive in both function and price.  Management anticipated the effect of exiting elements of the non strategic low margin distribution business in 2009 and knowing the impact on revenues made appropriate adjustments in its cost structure. In December of 2008, Nexaira launched its consumer class router followed by its highly acclaimed I3 GUI in March 2009.  In May 2009 it launched its first “Business Class Product” and signed its first carrier customer.

Nexaira has hired what we believe to be, an exceptional team that has developed highly functional wireless firmware and software data technologies that have multiple potential patents that are in the process of being filed. Our development staff has also engineered a proprietary next generation wireless 3G/4G router that we believe will outperform the competition at a lower price and maintaining significant gross margins. In parallel with this product development, we believe Nexaira has built an experienced sales and marketing team that may lead our company into this growing marketplace.

Nexaira’s Business and Outlook

Nexaira intends to be an emerging provider of wireless broadband data solutions for business.  We believe that the Nexaira product line will enable carriers, mobile operators, enterprises and service providers to expeditiously connect to, maintain and manage high-speed data connections rivaling traditional landline connectivity, with unmatched functionality, speed to market and ease of use.  Nexaira’s wireless broadband data solutions combine an intuitive user interface (I3 GUI) with advanced firmware and software which we believe will ensure users benefit from the industry’s most advanced features and functionality.

We believe Nexaira’s proprietary routing solutions are simple to install, yet provide the advanced business grade feature sets demanded by the most sophisticated users. Leading service providers have selected Nexaira’s broadband data solutions for their high availability and wide area network (WAN) failover applications using the 3G cellular network to automatically “back up” or “stand in” when service from wireline networks is interrupted.   Additionally we believe that carriers and service providers can dramatically decrease the cost and management of their installed hardware base by using Nexaira’s advanced firmware extending the shelf life of their customer premise equipment and providing critical device updates through simple downloads.  Nexaira enables its customers to bring customized wireless broadband solutions to market more quickly and cost effectively than traditional wireline offerings such as DSL, Cable or T-1s.

Nexaira’s hardware-agnostic broadband router firmware and intuitive user interface enables a non-technical user to quickly and effortlessly setup a network and establish a secure Internet connection.

In addition, the superior management tools and reliable operating design supports the needs of the largest customer networks that rival existing wireline deployments but have all the benefits of wireless.

Future Strategy.  We intend to:

-

Continue to build on our Intellectual Property (IP) by designing and developing leading edge wireless routering solutions  including industry leading firmware and software

-

Price these solutions aggressively for rapid channel adoption

-

Deliver routing platforms with all the security and management features historically only found on wireline routers

-

Develop and deliver a suite of managed solutions through:

-

Carriers

-

Intellectual Technology (IT) Resellers

-

Wireless operators

-

Distribution Channels

Products and Services

Nexaira has spent approximately $1,500,000 over the last two fiscal years on research and development activities of which $1,100,000 has been capitalized as software development costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86 issued by the Financial Accounting Standards Board (FASB).  Software development costs are capitalized when technological feasibility and marketability of the related product has been established. Capitalized software costs are amortized on a product-by-product basis, beginning when the product is available for general release to customers.   General release of our company’s software product is expected to occur at the end of November 2009.  Therefore no amortization expense has been recorded to date. The amount spent to date has been borne solely by Nexaira versus directly by customers.

Marketing and Sales Activities

Nexaira seeks to realize on opportunities that may develop in multiple business verticals across many market segments. We deliver the technology-related insights necessary for our clients to make the right decisions when planning their transition to wireless deployments from wireline.

The verticals listed below support our marketing and sales focus as to where interest exists, product is being tested and/or sales are being made.  Management is confident that the market is in an early adopter stage for our products and that all of these verticals will contribute to our anticipated revenue growth. Sales and marketing activities are currently underway in each of the following areas:

Wan Failover - Business continuity – Existing wireline network installations for customers of Tier One and Tier Two carriers want a solution that ensures their services are not interrupted in the event of a network or device failure. We believe our  products provide seamless continuity and connectivity.

Primary CPE (Customer Premise Equipment) - We intend to compete head on with traditional landline routing products by offering higher function and lower cost than what MSPs (Managed Service Providers) have available to choose from  today with the unique capability of both landline and 3G network connectivity.

Small Medium Sized Businesses (SMB) & Merchants – This vertical is made up of QSR (Quick Service Retail) and small businesses needing quick and simple installations but have neither the time nor the patience to wait for scheduled installation, which traditionally could take several weeks.

Last Mile Solution due to lack of existing facilities - There are many areas in the United States and around the world, especially in emerging markets, where copper, DSL or cable has not been installed.  The opportunity exists to supply wireless broadband services in this niche market.

Emerging and developing markets in Brazil, Russia, India, and China (BRIC),  Latin America, Mid Eastern and African countries are growing faster than in developed countries and have taken the approach that wireline solutions are no longer the optimal choice for last mile.

Competition

Current industry research indicates that wireless data service providers have reached an inflection point with wireline data service providers. The competition is divided into two distinct categories:

-

Legacy wireline providers who:

-

treat wireless as a consumer routing application;

-

use Cisco and Juniper type devices that cost in excess of $1,000 per unit; and

-

have limited cellular modem support and controlled modem distribution and pricing.

-

Wireless device manufactures targeting consumers that do not provide business class solutions including:

-

 reliability and availability protocols;

-

security and access protocols; and

-

remote management.

Technology

Through our investment in research and development activities we have developed a line of routing solutions under the NEXWARE service mark which has two targeted segments:

Business Market

Provides business-grade network reliability and security for wireless routers, including:

-

business continuity via cellular 3G/4G backup to wireline service

-

business class security protocols to support confidential data

-

a suite of Quality of Service (QoS) options to support business performance

-

Small Business Call Management supporting voice services over 3G/4G technologies

Provides business-grade networking speeds with cellular WAN algorithms and high gain antennas and wireless routers, including:

-

XtremeSpeed, providing fastest 3G Performance required for business applications

-

High Gain Directional Antennas, providing improved performance from:

-

Increasing signal gain 10 times

-

Decreasing noise 10 times

-

Increases connection reliability

Consumer Market

Nexware’s ease of use connection manager:

-

provides auto-configuration to any modem card on any network, and

-

reduces the number of returns and support calls.

Nexware i3Graphical User Interface and Desktop Gadgets:

-

provides ease of use and higher customer product acceptance,

-

enables end-users to do self-installations, and

-

improves customer satisfaction.

Intellectual Property

We have applications pending and/or registered trademarks/service-marks for our entire product portfolio, including:

NexWareTM for the family of firmware products

NexWaveTM for the family of wireless antennas

NexCallTM for the family of call management products

XtremeSpeedTM for NexWareTM wireless algorithm optimization

i3GUITM for  NexWareTM Iconic Graphical User Interface

We have patents pending or we are in the process of filing for patent protection in multiple areas.

Employees

Nexaira’s operations are headquartered in San Diego, California and our corporate offices are in Vancouver, British Columbia.  Together, we have thirty employees.

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

Risks Associated with our Business

If we are unable to obtain financing in the amounts and on terms and dates acceptable to us, we may not be able to expand or continue our operations and development and so may be forced to scale back or cease operations or discontinue our business. You could lose your entire investment.

We do not currently have any arrangements for financing and we can provide no assurance to investors we will be able to find such financing when such financing is required. Obtaining additional financing would be subject to a number of factors, including investor acceptance of our NexWare routing solutions and our business model. Furthermore, there is no assurance that we will not incur further debt in the future, that we will have sufficient funds to repay our future indebtedness, or that we will not default on our future debts, thereby jeopardizing our business viability. Finally, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to maintain our operations, which might result in the loss of some or all of your investment in our common stock.

We anticipate that the funds that were raised from private placements by way of subscription agreements and funds advanced by our management will not be sufficient to satisfy our cash requirements for the next twelve month period. Also, there is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

1.	We are unsuccessful in penetrating our target markets and realizing our targeted revenues;

2.	The cost of manufacturing exceeds our estimated costs and we are not able to realize expected gross margins to support our overhead; or

3.	Costs associated with developing our products or filing patents exceed estimates or our IP is infringed upon and we have to defend it in a court of law.

The occurrence of any of the aforementioned events could prevent us from executing  our business plan, expanding our business operations and ultimately achieving a profitable level of operations.

 We depend almost exclusively on outside capital to pay for the continued development of our business and the marketing of our products. Such outside capital may include the sale of additional stock, stockholder and director advances and/or commercial borrowing.

There can be no assurance that capital will continue to be available if necessary to meet our continuing development costs or, if the capital is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us may  result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may not be able to expand or continue our sales and marketing initiatives  and so may be forced to scale back or cease operations or discontinue our business and you could lose your entire investment.

Because our directors and officers control a large percentage of our common stock, such insiders have the ability to influence matters affecting our stockholders.

Our directors and officers, in the aggregate, beneficially own 45.28% of the issued and outstanding shares of our common stock. As a result, they have the ability to influence matters affecting our stockholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our officers and directors control such shares, investors will find it difficult to replace our management if they disagree with the way our business is being operated. Because the influence by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

Our monthly, quarterly and annual financial results will be subject to fluctuations that could affect the market price of our common shares.

Our revenue, gross margin, operating earnings and net earnings may vary from month to month and quarter to quarter and could be significantly impacted by a number of factors, including:

–

Possible delays or shortages in manufactured components ;

–

Price and product competition, which may result in lower selling prices for some of our products or lost market share;

–

Transition periods associated with the migration of new technologies;

–

The development and timing of the introduction of our new products;

–

The securing of channel slots for new products and the timing of sales orders and OEM and carrier customer sell through;

–

Product mix of our sales As our  products have different gross margins;

–

The amount of inventory held by our channel partners;

–

Possible cyclical fluctuations related to the evolution of wireless technologies;

–

Possible delays in the manufacture or shipment of current or new products;

–

Possible product quality  that may increase our cost of goods sold;

–

Possible increased inventory levels;

–

Concentration in our customer base; and

–

The achievement of milestones related to signing new customers.

Because our operating expenses are determined based on anticipated sales, are generally fixed and are incurred throughout each fiscal month and quarter, any of the factors listed above could cause significant variations in our revenues, gross margin and earnings in any given month or quarter. Therefore, our monthly and quarterly results are not necessarily indicative of our overall business, results of operations and financial condition.

Monthly, quarterly and annual variations in operating results or any of the other factors listed above, changes in financial estimates by securities analysts, or other events or factors may result in wide fluctuations in the market price of our stock price. In addition, the financial markets have experienced significant price and volume fluctuations that have particularly affected the market prices of equity securities of many technology companies and that often have been unrelated to the operating performance of these companies or have resulted from the failure of the operating results of such companies to meet market expectations in a particular quarter.  Broad market fluctuations or any failure of our operating results in a particular quarter to meet market expectations may adversely affect the market price of our common shares.

Competition from new or established wireless communication companies or from those with greater resources may prevent us from increasing or maintaining our market share and could result in price reductions and/or loss of business with resulting reduced revenues and gross margins.

The wireless communications industry is highly competitive and we expect competition to increase and intensify. More established and larger companies with greater financial, technical and marketing resources sell products that compete with ours and we expect this competition to intensify. We also may introduce new products that will put us in direct competition with major new competitors. Existing or future competitors may be able to respond more quickly to technological developments and changes and introduce new products before we do, or may independently develop and patent technologies and products that are superior to ours or achieve greater acceptance due to factors such as more favorable pricing, more desired or better quality features or more efficient sales channels. If we are unable to compete effectively with our competitors’ pricing strategies, technological advances and other initiatives, we may lose customer orders and market share and we may need to reduce the price of our products, resulting in reduced revenue and reduced gross margins.

Acquisitions of companies or technologies may result in disruptions to our business or may not achieve the anticipated benefits.

As part of our business strategy, we may acquire additional assets and businesses principally relating to or complementary to our current operations. Any acquisitions and/or mergers by us will be accompanied by the risks commonly encountered in acquisitions of companies.

These risks include, among other things:

–

Exposure to unknown liabilities of acquired companies, including unknown litigation related to acts or omissions of our acquired company and/or its directors and officers prior to the acquisition;

–

Higher than anticipated acquisition and integration costs and expenses;

–

Effects of costs and expenses of acquiring and integrating new businesses on our operating results and financial condition;

–

The difficulty and expense of integrating the operations and personnel of the companies;

–

Disruption of our ongoing business;

–

Diversion of management's time and attention away from our remaining business during the integration process;

–

Failure to maximize our financial and strategic position by the successful incorporation of acquired technology;

–

The inability to implement uniform standards, controls, procedures and policies;

–

The loss of key employees and customers as a result of changes in management;

–

The incurrence of amortization expenses;

–

As a result of the growth of our company, we may seek to raise additional capital through an offering of common shares, preference shares or debt, which may result in dilution and/or the issuance of securities. As a result, our share price may decline; and

–

Possible dilution to our shareholders if the purchase price is paid in common shares or securities convertible into common shares.

In addition, geographic distances may make integration of businesses more difficult. We may not be successful in overcoming these risks or any other problems encountered in connection with any acquisitions. If realized, these risks could reduce shareholder value.

The loss of any of our significant customers could adversely affect our revenue and profitability, and therefore shareholder value.

We sell our products through mobile operators, service providers, value added resellers (VARS), enterprise customers and original equipment manufacturers (OEM) and we are dependent on a limited number of customers for a significant portion of our revenues. Most of these customers also sell products of our competitors. Accordingly, our business and future success depends on our ability to maintain and build on existing relationships and develop new relationships. If any of these customers, for any reason, discontinues their relationship with us or reduces or postpones current or expected purchase orders for products, or suffers from business failure, our revenues and profitability could decline, perhaps materially.  We expect that a limited number of customers will account for a significant portion of our revenues for the foreseeable future. In addition, our current customers purchase our products under purchase orders. Our customers have no contractual obligation to continue to purchase our products following our fulfillment of current purchase orders and if they do not continue to make purchases, our revenue and our profitability could decline, perhaps materially.

We depend on single source suppliers for some components used in our products and if these suppliers are unable to meet our demand the availability of our products may be materially adversely affected.

From time to time, certain components used in our products have been, and may be, in short supply worldwide and shortages in allocation of components may result in delay in filling orders from our customers, which may adversely affect our business. In addition our suppliers may experience damage or interruption in their operations, become insolvent or bankrupt, or experience claims of infringement, all of which could delay or stop their shipment of components to us, which may adversely affect our business. Alternate sources of components may not be available. If there is a shortage of any such components and we cannot obtain an appropriate substitute, we may not be able to deliver sufficient quantities of our products, we may lose business or customers and our revenue may be materially adversely affected.

We depend on a limited number of third parties to manufacture our products. If they do not manufacture our products properly or cannot meet our needs in a timely manner, we may be unable to fulfill our product delivery obligations and our costs may increase, and our revenue and margins could decrease.

We outsource the manufacturing of our products to a limited number of third parties and depend heavily on the ability of these manufacturers to meet our needs in a timely and satisfactory manner at a reasonable cost. We currently rely on two manufacturers, either of whom may terminate the manufacturing contract with us at the end of any contract year. Our reliance on third party manufacturers subjects us to a number of risks, including the following:

–

the absence of guaranteed or adequate manufacturing capacity;

–

reduced control over delivery schedules, production levels, manufacturing yields and costs;

–

their inability to secure adequate volumes of components in a timely manner at a reasonable cost; and

–

unexpected increases in manufacturing costs.

If we are unable to successfully manage any of these risks or to locate alternative or additional manufacturers or suppliers in a timely and cost-effective manner, we may not be able to deliver products in a timely manner. In addition, our results of operations could be harmed by increased costs, reduced revenues and reduced margins.  Under our manufacturing agreements, in many cases we are required to place binding purchase orders with our manufacturers well in advance of our receipt of binding purchase orders from our customers. In this situation, we consider our customers’ good faith, non-binding forecasts of demand for our products.

As a result, if the number of actual products ordered by our customers is materially different from the number of products we have instructed our manufacturer to build (and purchase components in respect of), then, if too many components have been purchased by our manufacturer, we may be required to purchase such excess component inventory, or, if an insufficient number of components have been purchased by our manufacturer, we may not be in a position to meet all of our customers’ requirements. If we are unable to successfully manage our inventory levels and respond to our customers’ purchase orders based on their forecasted quantities, our business could be adversely affected.

We may have difficulty responding to changing technology, industry standards and customer requirements, which could cause us to be unable to recover our research and development expenses and our revenue could decline.

The wireless communications industry is subject to rapid technological change. Our business and future success will depend, in part, on our ability to accurately predict and anticipate evolving wireless technology standards and develop products that keep pace with the continuing changes in technology, evolving industry standards and changing customer and end-user preferences and requirements. Our products embody complex technology that may not meet those standards, preferences and requirements. Our ability to design, develop and commercially launch new products depends on a number of factors, including, but not limited to the following:

–

Our ability to attract and retain skilled technical employees;

–

The availability of critical components from third parties;

–

Our ability to successfully complete the development of products in a timely manner; and

–

Our ability to manufacture products at an acceptable price and quality.

A failure by us, or our suppliers, in any of these areas, or a failure of new products to obtain commercial acceptance, could mean we receive less revenue than we anticipate and we are unable to recover our research and development expenses, and may result in a decrease in the market price for our shares.

We develop products to meet our customers’ requirements. If we are unable or choose not to meet our customers’ future needs, we may not win their future business and our revenue and profitability may decrease. In addition, wireless communications service providers require that wireless data systems deployed on their networks comply with their own standards, which may differ from the standards of other providers. We may be unable to successfully address these developments in a timely basis or at all. Our failure to respond quickly and cost-effectively to new developments through the development of new products or enhancements to existing products could cause us to be unable to recover significant research and development expenses and reduce our revenues.

We may infringe on the intellectual property rights of others.

The industry in which we operate has many participants that own, or claim to own, proprietary intellectual property. While to date we have not received assertions or claims from third parties alleging that our products violate or infringe on their intellectual property rights we may receive these assertions in the future. Rights to intellectual property can be difficult to verify and litigation may be necessary to establish whether or not we have infringed the intellectual property rights of others. In many cases, these third parties are companies with substantially greater resources than us, and they may be able to, and may choose to, pursue complex litigation to a greater degree than we could. Regardless of whether these infringement claims have merit or not, we may be subject to the following:

-	We may be liable for potentially substantial damages, liabilities and litigation costs, including attorneys’ fees;
-	We may be prohibited from further use of the intellectual property and may be required to cease selling our products that are subject to the claim;
-

We may have to license the third party intellectual property, incurring royalty fees that may or may not be on commercially reasonable terms. In addition, there is no assurance that we will be able to successfully negotiate and obtain such a license from the third party;

-

We may have to develop a non-infringing alternative, which could be costly and delay or result in the loss of sales. In addition, there is no assurance that we will be able to develop such a non-infringing alternative;

-	The diversion of management’s attention and resources;
-	Our relationships with customers may be adversely affected; and
-	We may be required to indemnify our customers for certain costs and damages they incur in such a claim.

In the event of an unfavourable outcome in such a claim and our inability to develop a non-infringing alternative, then our business, operating results and financial condition may be materially adversely affected and we may have to restructure our business.

Misappropriation of our intellectual property could place us at a competitive disadvantage.

Our intellectual property is important to our success. We rely on a combination of patent protection, copyrights, trademarks, trade secrets, licenses, non-disclosure agreements and other contractual agreements to protect our intellectual property.  Third parties may attempt to copy aspects of our products and technology or obtain information we regard as proprietary without our authorization. If we are unable to protect our intellectual property against unauthorized use by others it could have an adverse effect on our competitive position. Our strategies to deter misappropriation could be inadequate due to the following risks:

-	Non-recognition of the proprietary nature or inadequate protection of our methodologies in the United States, Canada or foreign countries;
-	Undetected misappropriation of our intellectual property;
-	– The substantial legal and other costs of protecting and enforcing our rights in our intellectual property; and
-	– Development of similar technologies by our competitors.

In addition, we could be required to spend significant funds and our managerial resources could be diverted in order to defend our rights, which could disrupt our operations.

Fluctuations in exchange rates between the United States dollar and other currencies, including the Canadian dollar may affect our operating results.

We are exposed to fluctuations in the exchange rate between the United States dollar and the Canadian dollar through our operations in Canada. To reduce our risk because of currency fluctuations, we purchase inventory, other cost of sales items and many of our services in United States dollars, however, some of our operating costs are still incurred in Canadian dollars, primarily those relating to marketing, administration and sales support. Given the fluctuation in the Canadian dollar relative to the United States dollar, our operating results may be negatively impacted. To date, we have not entered into any foreign currency futures contracts as part of a hedging policy. We expect that as our business expands in Europe and the Asia-Pacific region, we will also be exposed to additional foreign currency transactions and to the associated currency risk.

We depend on wireless network carriers to offer acceptable wireless data and voice communications services for our products to operate.

Our products can operate on wireline networks but because of our 3G/4G Business Class focus we are dependent on wireless data and voice networks operated by third parties. Our business and future growth depends, in part, on the successful deployment by network carriers of next generation wireless data and voice networks and the network carriers’ ability to co-market our products.  If these network carriers delay the deployment or expansion of next generation networks or fail to offer our products in conjunction with their data  plans, or fail to price and market their services effectively, sales of our products will decline and our revenues will decrease.

We do not have fixed-term employment agreements with our key personnel and the loss of any key personnel may harm our ability to compete effectively.

None of our executive officers or other key employees has entered into a fixed-term employment agreement. Our success depends in large part on the abilities and experience of our executive officers and other key employees. Competition for highly skilled management, technical, research and development and other key employees is intense in the wireless communications industry. We may not be able to retain our current executive officers or key employees and may not be able to hire and transition in a timely manner experienced and highly qualified additional executive officers and key employees as needed to achieve our business objectives. The loss of executive officers and key employees could disrupt our operations and our ability to compete effectively could be adversely affected.

As our business expands internationally, we will be exposed to additional risks relating to international operations.

If we are unable to further develop distribution channels in Europe and the Asia-Pacific region we may not be able to grow our international operations and our ability to increase our revenue will be negatively impacted.

Government regulation could result in increased costs and inability to sell our products.

Our products are subject to certain mandatory regulatory approvals in the United States, Canada, the European Union and other regions in which we operate. In the United States, the Federal Communications Commission regulates many aspects of communications devices. In Canada, similar regulations are administered by the Ministry of Industry, through Industry Canada. European Union directives provide comparable regulatory guidance in Europe. Although we have obtained all the necessary Federal Communications Commission, Industry Canada and other required approvals for the products we currently sell, we may not obtain approvals for future products on a timely basis, or at all. In addition, regulatory requirements may change or we may not be able to obtain regulatory approvals from countries other than the United States and Canada in which we may desire to sell products in the future.

If our efforts to restore the business to sustained profitability are not successful, we may be required to restructure or take other actions and our share price may decline.

We have incurred losses from operations in 2008 and 2009 as a result of restructuring our business and selling off low margin end of life products associated with the distribution business and we believe that we will continue to incur losses throughout fiscal year ending October 31, 2010 as we continue to develop our business and launch our new portfolio of routing products and services over the next 8-12 months.

Our ability to achieve and maintain profitability in the future will depend on, among other things, the continued sales of our current products and the successful development and commercialization of new products. If we cannot sustain profitability, our total losses will increase and we may be required to restructure our operations or raise additional capital. Additional financing may not be available, and even if available, may not be on acceptable terms. We may seek to raise additional capital through an offering of common shares, preference shares or debt, which may result in dilution, and/or the issuance of securities with rights senior to the rights, of the holders of common shares. As a result, our share price may decline.

Risks Associated with Our Common Stock

We do not intend to pay dividends on any investment in our common stock.

We do not currently anticipate declaring and paying dividends to our stockholders in the near future. It is our current intention to apply net earnings, if any, in the foreseeable future to increasing our working capital. We anticipate revenues for 2009 to be substantially below 2007 and 2008 as a result of restructuring the business and focusing on developing new products. Because we experienced a loss from operations in 2008, there can be no assurance that we will ever have sufficient earnings to declare and pay dividends to the holders of shares of our common stock, and in any event, a decision to declare and pay dividends is at the sole discretion of our board of directors, which currently do not intend to pay any dividends on shares of our common stock for the foreseeable future. To the extent that we require additional financing currently not provided for in our financing plan, our financing sources may prohibit the payment of a dividend. Because we do not intend to declare dividends, any gain on an investment in our common stock will need to come through an increase in the stock’s price. This may never happen and investors may lose all of their investment in our common stock.

If a market ever develops for our common stock, the price of our common stock is likely to be highly volatile and may decline. If this happens, our stockholders may have difficulty selling their shares and may not be able to sell their shares at all.

We cannot assure you that a market will develop for our common stock or that any stockholder will be able to liquidate his or her investment without considerable delay, if at all. A trading market may or may not develop in the future, and if one does develop, it may not be sustained. If an active trading market does develop, the market price of our common stock is likely to be highly volatile. The market price of our common stock may also fluctuate significantly in response to the following factors, most of which are beyond our control:

-	variations in our quarterly operating results;
-	changes in market valuations of similar companies;
-	announcements by us or our competitors of significant new products; and
-	the loss of key management.

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

We are authorized to issue up to 600,000,000 shares of common stock. As of November 10, 2009, there were 55,579,262 shares of our common stock issued and outstanding. Our board of directors has the authority to cause our company to issue additional shares of common stock without the consent of any of our stockholders. Consequently, our stockholders may experience dilution in their ownership of our company in the future.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

 Not applicable.

ITEM 2. PROPERTIES.

Executive, Head Office and Operations

Effective September 29, 2009, our corporate office is located at 1404 510 West Hastings Street, Vancouver, B.C. Canada V6B 1L8. Nexaira’s operations are located at Suite B203 6650 Lusk Blvd., San Diego California 92121.  This facility functions as our main operating facility. We believe our current premises are adequate for our operations and we do not anticipate that we will require any additional premises in the foreseeable future.

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

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Securities

Our common shares are quoted on the OTC Bulletin Board under the trading symbol “NXWI.OB”. Our shares have been quoted on the OTC Bulletin Board since November 2, 2009. There have been no trades in our shares of common stock since its quotation on the OTC Bulletin Board.

Holders of our Common Stock

As of November 10, 2009, there were 64 holders of record of our common stock. Our transfer agent is Island Stock Transfer, 100 2nd Ave. Suite 705 S, St. Petersburg, Florida, 33701.  As of such date, 55,579,262 shares of our common stock were issued and outstanding.

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

-	we would not be able to pay our debts as they become due in the usual course of business; or
-

our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

Recent Sales of Unregistered Securities

Other than as disclosed herein or in previous quarterly reports on Form 10-Q or current reports on Form 8-K, we have not issued any equity securities that were not registered under the Securities Act.

Effective November 10, 2009, we issued an aggregate of 19,250,000 shares of our common stock at a deemed price of $0.0831168 per share, to 11 non-U.S. persons pursuant to certain debt conversion agreements.  The 19,250,000 shares of our common stock were issued in reliance upon Regulation S and/or Section 4(2) of the Securities Act in offshore transactions (as that term is defined in Regulation S under the Securities Act).  For more information, please see “Item 9B. Other Information”.

Purchases of Equity Securities by Our Company and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended August 31, 2009.

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

We divested Westside Publishing Ltd. effective October 28, 2009. As consideration for this divestment of Westside Publishing Ltd., 40,800,000 restricted shares held by our former president and director were surrendered for cancellation.  In addition, 20,000,000 restricted shares were surrendered for cancellation by a former officer and director pursuant to a return to treasury agreement with our company dated October 28, 2009.  These share cancellations were effective as of October 30, 2009.

Effective September 29, 2009, we entered into a share exchange agreement with our wholly-owned subsidiary, Westside Publishing Ltd., an Ontario corporation, Nexaira Inc. (“Nexaira”), an Alberta corporation, Nexaira’s wholly-owned subsidiary, Nexaira, Inc., a California corporation,  whereby we agreed to acquire all of the issued and outstanding common shares in the capital of Nexaira from the shareholders of Nexaira in consideration for the issuance, by us, of 15,489,262 restricted common shares in the capital of our company on the basis of 1.75 shares of our common stock for every one Nexaira share.

Results of Operations for the Year Ended August 31, 2009

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended August 31, 2009 which are included herein. The results of operations reflected in this discussion include the operations of Westside Publishing Ltd., our former wholly owned subsidiary and do not include the results of operations of Nexaira which we acquired on September 29, 2009. The audited statements for Nexaira will be filed as an amendment to our Current Report on Form 8K that was filed with the SEC on October 2, 2009

	Year Ended	Year Ended
	August	August
	31, 2009	31, 2008
Revenue	$50,904	$75,280
Operating Expenses	134,651	148,056
Operating (Loss)	(83,747)	(72,776)

Revenues

During the year ended August 31, 2009, we generated $50,904 in revenue as compared to $75,280 during the year ended August 31, 2008. These revenues were generated primarily from sales of advertising for our publication Canada HiFi. The decrease in the revenue is primarily attributable to less advertising clients, less frequently purchased advertising from existing clients, and the decrease in the website advertising sales.

Expenses

Our operating expenses for the years ended August 31, 2009 and August 31, 2008 are outlined in the table below:

	Year Ended	Year Ended
	August 31, 2009	August 31, 2008
Depreciation	$2,059	$2,229
Print production and delivery	34,504	53,304
Selling, general and administrative	98,088	92,523
Total Operating Expenses	$134,651	$148,056

During the year ended August 31, 2008, our operating expenses totaled $134,651 as compared to $148,056 during the year ended August 31, 2008. Depreciation costs were $2,059 for the year ended August 31, 2009 as compared to $2,229 for the year ended August 31, 2008. Print production and delivery costs were $34,504 for the year ended August 31, 2009 as compared to $53,304 for the year ended August 31, 2008. The decrease in print production and delivery costs is primarily attributable to the decrease of pages in some issues of the magazine, increased contribution from freelance writers, and shipping of the magazines to new distribution locations. Selling, general and administrative expenses were $98,088 for the year ended August 31, 2009 as compared to $92,523 for the year ended August 31, 2008. The increase in selling, general and administrative expenses is primarily attributable to the increases in professional fees, which comprise of accounting, audit, and legal expenses, and filing, office and administrative expenses. The professional fees for the year ended August 31, 2009 were $54,550 as compared to $63,574 for the year ended August 31, 2008. The office and administrative expenses for the year ended August 31, 2009 were $43,538 as compared to $28,949 for the year ended August 31, 2008. We reported net loss of $90,348 for the year ended August 31, 2009 as compared to a net loss of $78,263 for the year ended August 31, 2008.

Liquidity and Financial Condition

Working Capital

	At August 31,	At August 31,
	2009	2008
Current assets	$10,380	$82,205
Current liabilities	56,501	52,800
Working capital (deficiency)	$(46,121)	$29,405

Our cash on hand as at August 31, 2009 was $5,686. As at August 31, 2009, we had working capital deficiency of $46,121. We have incurred operating losses since inception, and this is likely to continue into the year ended August 31, 2010.

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

Because we have not generated significant revenues and has an accumulated deficit since inception, our independent auditors’ report for the year ended August 31, 2009 states that these factors raise substantial doubt about our ability to continue as a going concern. There is substantial doubt about our ability to continue as a going concern as we have not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. Furthermore, the continuation of our company as a going concern and our ability to emerge from the development stage is dependent upon the continued financial support from our stockholders, our ability to obtain necessary equity financing to continue operations and to generate sustainable and significant revenues. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Fundraising will be one of our primary objectives over the next twelve months. We anticipate our cash requirements to carry out our business plan for the next year will be $2 million.  We do not anticipate generating positive internal operating cash flow until we can generate substantial revenues from the commercial sale of our products.  We intend to raise $4 to 5 million of our cash requirements through equity financing over the next year.

The financial requirements of our company for the next twelve months will depend on our ability to raise the money we require through debt financing and private placements associated with the issuance of additional equity securities of our company to our current stockholders or new stockholders. The issuance of additional equity securities by us may result in a significant dilution in the equity interests of our current stockholders. There is no assurance that we will be able to obtain further funds required for our continued operations or that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our operations.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission “SEC” under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 30, 2009. The adoption of this statement is not expected to have a material effect on our financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”. The objective of this statement is to improve financial reporting by enterprises involved with variable interest entities. This statement addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166, “Accounting for Transfers of Financial Assets”, and (2) concern about the application of certain key provisions of FASB Interpretation No. 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this statement is not expected to have a material effect on our financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB No. 140”. The object of this statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This statement addresses (1) practices that have developed since the issuance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, that are not consistent with the original intent and key requirements of that statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. SFAS No. 166 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This statement must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. The disclosure provisions of this statement should be applied to transfers that occurred both before and after the effective date of this statement. The adoption of this statement is not expected to have a material effect on our financial statements.

In May 2009, FASB issued SFAS No. 165, “Subsequent Events”. SFAS 165 establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009.  The adoption of SFAS 165 did not have a material effect on our consolidated financial statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

NEXAIRA WIRELESS INC.

(formerly Technology Publishing, Inc.)

(A Development Stage Company)

Index

Report of Independent Registered Accounting Firm	F–2

Consolidated Balance Sheets	F–3

Consolidated Statements of Operations	F–4

Consolidated Statements of Cash Flows	F–5

Consolidated Statement of Stockholders’ (Deficit) Equity	F–6

Notes to the Consolidated Financial Statements	F–7

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

NexAira Wireless Inc. (formerly Technology Publishing, Inc.)

(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of NexAira Wireless Inc. (formerly Technology Publishing, Inc.) (A Development Stage Company) as of August 31, 2009 and 2008, and the related consolidated statements of operations, cash flows and stockholders’ equity (deficit) for the years then ended and accumulated from September 19, 2003 (Date of Inception) to August 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NexAira Wireless Inc. (formerly Technology Publishing, Inc.) as of August 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended and accumulated from September 19, 2003 (Date of Inception) to August 31, 2009 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficiency and has incurred operating losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ “Manning Elliott LLP”

CHARTERED ACCOUNTANTS

Vancouver, Canada

November 6, 2009, except for Note 8(i), as to which the date is November 10, 2009

NEXAIRA WIRELESS INC.

 (formerly Technology Publishing, Inc.)

Consolidated Balance Sheets as at

August 31, 2009 and 2008

(A Development Stage Company)

 (Expressed in U.S. dollars)

	August 31,	August 31,
	2009	2008
	$	$
ASSETS
Current Assets
Cash	5,686	75,504
Accounts receivable	4,694	6,701
Total Current Assets	10,380	82,205
Property and equipment (Note 4)	9,519	6,480
Total Assets	19,899	88,685
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities
Accounts payable	18,635	24,461
Accrued liabilities	6,786	12,753
Deferred revenue	5,839	1,397
Due to related party (Note 5(a))	11,756	14,189
Loans payable (Note 6)	13,485	–
Total Current Liabilities	56,501	52,800
Note payable to related party (Note 5(b))	20,291	17,470
Total Liabilities	76,792	70,270
Contingency (Note 1)
Subsequent Events (Note 8)
Stockholders’ (Deficit) Equity
Common stock
Authorized: 600,000,000 shares, par value $0.001;
81,640,000 shares issued and outstanding	81,640	81,640
Additional paid-in capital	19,494	19,494
Donated capital (Note 5(c))	33,750	18,750
Accumulated other comprehensive loss	(2,639)	(2,679)
Deficit accumulated during the development stage	(189,138)	(98,790)
Total Stockholders’ (Deficit) Equity	(56,893)	18,415
Total Liabilities and Stockholders’ (Deficit) Equity	19,899	88,685

(The accompanying notes are an integral part of these consolidated financial statements)

NEXAIRA WIRELESS INC.

(formerly Technology Publishing, Inc.)

Consolidated Statement of Operations

From September 19, 2003 (the date of inception) to August 31, 2009

(A Development Stage Company)

 (Expressed in U.S. dollars)

	Accumulated from
	September 19, 2003	For the	For the
	(Date of Inception)	Year Ended	Year Ended
	to August 31,	August 31,	August 31,
	2009	2009	2008
	$	$	$
Revenue	287,303	50,904	75,280
Operating Expenses
Amortization	10,598	2,059	2,229
Print production and delivery	204,330	34,504	53,304
Selling, general and administrative (Note 5(c))	233,547	98,088	92,523
Total Operating Expenses	448,475	134,651	148,056
Operating Loss	(161,172)	(83,747)	(72,776)
Other Expenses
Amortization of debt discount (Note 5(b))	(6,347)	(2,821)	(2,821)
Foreign exchange gain or loss	(1,552)	(1,212)	(340)
Interest (Note 5(b))	(5,477)	(2,568)	(2,326)
Net Loss	(174,548)	(90,348)	(78,263)
Other Comprehensive (Loss) Income
Foreign currency translation adjustments	(2,639)	40	(281)
Comprehensive Loss	(177,187)	(90,308)	(78,544)
Loss Per Share – Basic and Diluted		-	-
Weighted Average Shares Outstanding		81,640,000	81,640,000

(The accompanying notes are an integral part of these consolidated financial statements)

NEXAIRA WIRELESS INC.

(formerly Technology Publishing, Inc.)

Consolidated Statement of Cash Flows

From September 19, 2003 (the date of inception) to August 31, 2009

(A Development Stage Company)

 (Expressed in U.S. dollars)

	Accumulated from
	September 19, 2003	For the	For the
	(Date of Inception)	Year Ended	Year Ended
	to August 31,	August 31,	August 31,
	2009	2009	2008
	$	$	$
Operating Activities
Net loss for the period	(174,548)	(90,348)	(78,263)
Adjustments to reconcile net loss to net cash provided by operating activities:

Amortization of debt discount	6,347	2,821	2,821
Depreciation	10,554	2,059	2,185
Donated services and rent	33,750	15,000	15,000
Foreign exchange loss	1,212	1,212	340
Changes in operating assets and liabilities
Accounts receivable	(4,696)	2,007	6,134
Accounts payable	17,822	(6,683)	15,184
Deferred revenue	5,839	4,442	1,397
Accrued liabilities	9,353	(3,400)	12,753
Due to related party	5,842	(5,000)	(10,375)
Net Cash Used in Operating Activities	(88,525)	(77,890)	(32,824)
Investing Activities
Acquisition of property and equipment	(19,169)	(5,453)	(2,796)

Net Cash Used in Investing Activities	(19,169)	(5,453)	(2,796)
Financing Activities
Issuance of common stock	101,134	–	–
Issuance of promissory note (Note 6)	13,485	13,485	–
Net Cash Provided by Financing Activities	114,619	13,485	–

Effect of Exchange Rate Changes on Cash	(1,239)	40	(343)

Change in Cash	5,686	(69,818)	(35,963)

Cash – Beginning of Period	–	75,504	111,467
Cash – End of Period	5,686	5,686	75,504
Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

NEXAIRA WIRELESS INC.

 (formerly Technology Publishing, Inc.)

Consolidated Statement of Stockholders’ (Deficit) Equity

From September 19, 2003 (Date of Inception) to August 31, 2009

(A Development Stage Company)

 (Expressed in U.S. dollars)

						Deficit
					Accumulated	Accumulated
			Additional		Other	During the
	Common		Paid-In	Donated	Comprehensive	Development
	Stock	Amount	Capital	Capital	Loss	Stage	Total
	#	$	$	$	$	$	$
Balance – September 19, 2003
(Date of Inception)	–	–	–	–	–	–	–
Foreign currency translation	–	–	–	–	(83)	–	(83)
Net loss for the year	–	–	–	–	–	(11,201)	(11,201)
Balance – August 31, 2004	–	–	–	–	(83)	(11,201)	(11,284)
Issuance of common stock for cash	200	84	–	–	–	–	84
Foreign currency translation	–	–	–	–	(1,275)	–	(1,275)
Net loss for the year	–	–	–	–	–	(2,032)	(2,032)
Balance – August 31, 2005	200	84	–	–	(1,358)	(13,233)	(14,507)
Foreign currency translation	–	–	–	–	(1,001)	–	(1,001)
Net income for the year	–	–	–	–	–	2,470	2,470
Balance – August 31, 2006	200	84	–	–	(2,359)	(10,763)	(13,038)
Shares acquired by legal parent	(200)	(84)	84	–	–	–	–
Shares of Technology Publishing, Inc.	800,000	800	(800)	–	–	–	–
Consideration paid in excess of net book value	–	–	–	–	–	(14,590)	(14,590)
Issuance of common stock for cash at $0.01 per share	80,840,000	80,840	20,210	–	–	–	101,050
Donated services and rent	–	–	–	3,750	–	–	3,750
Foreign currency translation	–	–	–	–	(39)	–	(39)
Net income for the year	–	–	–	–	–	4,826	4,826
Balance – August 31, 2007	81,640,000	81,640	19,494	3,750	(2,398)	(20,527)	81,959
Donated services and rent	–	–	–	15,000	–	–	15,000
Foreign currency translation	–	–	–	–	(281)	–	(281)
Net loss for the year	–	–	–	–	–	(78,263)	(78,263)
Balance – August 31, 2008	81,640,000	81,640	19,494	18,750	(2,679)	(98,790)	18,415
Donated services and rent	–	–	–	15,000	–	–	15,000
Foreign currency translation	–	–	–	–	40	–	40
Net loss for the year	–	–	–	–	–	(90,348)	(90,348)

Balance – August 31, 2009	81,640,000	81,640	19,494	33,750	(2,639)	(189,138)	(56,893)

(The accompanying notes are an integral part of these consolidated financial statements)

NEXAIRA WIRELESS INC.

 (formerly Technology Publishing, Inc.)

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2009

(A Development Stage Company)

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

The Company is a development stage company, as defined by SFAS No.7, “Accounting and Reporting for Enterprises in the Development Stage”. The Company is based in Toronto, Ontario, Canada and its principal business is the sale of advertising on its published magazine “Canada HIFI”. These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has a working capital deficiency and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to generate sustainable and significant revenue. As at August 31, 2009, the Company has significant losses since inception and an accumulated deficit of $189,138 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Summary of Significant Accounting Principles

a)

Basis of Presentation and Fiscal Year

These consolidated financial statements and notes are presented in accordance with accounting principles generally accepted in the United States. These statements include the accounts of the Company and its wholly-owned subsidiary Westside Publishing Ltd. All significant intercompany transactions and balances have been eliminated upon consolidation. The Company’s fiscal year end is August 31.

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

e)

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

The Company’s financial instruments consist principally of cash, accounts receivable, accounts payable, amounts due to related parties, loans payable, and notes payable to a related party. Pursuant to SFAS No. 157, fair value of assets and liabilities measured on a recurring basis include cash equivalents determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. Derivative liabilities are valued based on “Level 2” inputs, consisting of quoted prices in less active markets. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

The Company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

h)

Foreign Currency Translation

The functional currency of the subsidiary is the Canadian dollar. The financial statements of the subsidiary are translated to United States dollars under the current rate method in accordance with SFAS No. 52, “Foreign Currency Translation”. Under the current rate method, all assets and liabilities are translated at the rates of exchange in effect at the balance sheet date and revenues and expenses are translated at the average rates of exchange during the year. The effect of this translation is recorded in a separate component of stockholders’ equity. A cumulative translation adjustment of $2,639 as of August 31, 2009, has been included in accumulated other comprehensive loss in the accompanying consolidated balance sheet.

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

j)

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. As at August 31, 2009 and 2008, the Company‘s only component of comprehensive income (loss) was foreign currency translation adjustments.

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

m)

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission “SEC” under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 30, 2009. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2009, FASB issued SFAS No. 165, “Subsequent Events”. SFAS 165 establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 is effective November 15, 2008. The adoption of this statement did not have a material effect on the Company’s consolidated financial statements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

In December 2007, the FASB issued SFAS No.141R, “Business Combinations”. SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

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

Prior to the acquisition of Westside, the Company was a non-operating shell company. The acquisition is a capital transaction in substance and therefore was accounted for as a recapitalization, which is outside the scope of SFAS No. 141, “Business Combinations”. The acquisition has been accounted for as a continuation of the Westside business in accordance with EITF 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business”. Under recapitalization accounting, Westside is considered the acquirer for accounting and financial reporting purposes, and acquired the assets and assumed the liabilities of the Company. Assets acquired and liabilities assumed are reported at their historical amounts. These financial statements include the accounts of the Company since the effective date of the recapitalization being June 1, 2007 and the historical accounts of the business of Westside since inception being September 19, 2003.

4.

Property and Equipment

			August 31,	August 31,
			2009	2008
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$
Computer hardware	11,396	8,537	2,859	3,548
Furniture and equipment	9,078	2,418	6,660	2,932
	20,474	10,955	9,519	6,480

5.

Related Party Transactions

a)

As at August 31, 2009, the Company is indebted to the President of the Company for $11,756 (2008 - $14,189) for expenses paid for on behalf of the Company, which is non-interest bearing, unsecured and due on demand.

b)

As at August 31, 2009, the Company is indebted to the President of the Company for $28,047 which bears interest at Royal Bank of Canada prime plus 2% per annum, is unsecured and the principal and interest are due on June 1, 2012. On June 1, 2007, the note was discounted at a rate of 15% for a net present value of $17,470. During the year ended August 31, 2009, $2,821 of the discount was amortized and interest of $2,568 was charged to operations. This note payable was issued as consideration for acquiring all the issued and outstanding common stock of Westside. See Note 3.

c)

For the year ended August 31, 2009, the Company recognized $12,000 (2008 - $12,000) for donated services and $3,000 (2008 - $3,000) for donated rent provided by the President of the Company.

6.

Loans Payable

As at August 31, 2009, the Company is indebted to a director of the Company for $13,485 which bears interest at Royal Bank of Canada prime plus 2% per annum, is unsecured and due on demand. During the year ended August 31, 2009, the Company accrued interest of $254.

7.

Income Taxes

The reconciliation of income tax attributable to continuing operations computed at the statutory tax rate of 34% to income tax expense is:

	Year Ended	Year Ended
	August 31,	August 31,
	2009	2008
	$	$
Income tax recovery (expense) computed at statutory rates	30,718	26,609
Permanent differences and other	(6,041)	(4,501)
Valuation allowance change	(24,677)	(22,108)
Provision for income taxes	–	–

Significant components of the Company’s deferred tax assets and liabilities, after applying enacted corporate income tax rates, are as follows:

	August 31,	August 31,
	2009	2008
	$	$
Net operating losses carried forward	48,595	23,270
Property and equipment	(648)	–
Valuation allowance	(47,947)	(23,270)
Net deferred income tax asset	–	–

The Company has net operating losses for income tax purposes which may be carried forward and offset against future taxable income in the U.S. and Canada. These losses expire as follows:

	U.S. $	Canada $

2027	–	583
2028	–	65,901
2029	–	76,443

	–	142,927

8.

Subsequent Events

In accordance with SFAS 165, we have evaluated subsequent events through November 6, 2009, the date of issuance of the audited financial statements. During this period we did not have any material recognizable subsequent events other than as disclosed below.

a)

Common Stock

Subsequent to August 31, 2009, the Company effected an eight for one forward stock split of the authorized, issued and outstanding common stock. As a result, the authorized share capital increased 75,000,000 shares of common stock with a par value of $0.001 to 600,000,000 shares of common stock with a par value of $0.001. The issued and outstanding share capital increased from 10,205,000 shares of common stock to 81,640,000 shares of common stock. All share amounts have been retroactively adjusted for all periods presented.

b)

Share Exchange Agreement

On September 28, 2009, the Company entered into a share exchange agreement with its wholly-owned subsidiary, Westside Publishing Ltd., an Ontario corporation, Nexaira Inc. (“Nexaira”), an Alberta corporation, Nexaira’s wholly –owned subsidiary, Nexaira, Inc., a California corporation, the shareholders of Nexaira, 0793296 B.C. Ltd., a British Columbia corporation, and 885084 Alberta Inc., an Alberta corporation, whereby:

i)

effective September 29, 2009, the Company acquired all of the issued and outstanding common shares in the capital of Nexaira from the shareholders of Nexaira in consideration of 15,489,262 common shares of the Company on the basis of 1.75 shares for every one Nexaira share;

ii)

effective September 29, 2009, the Company acquired all of the outstanding warrants of Nexaira from 079396 B.C. Ltd and 885084 Alberta Inc. in consideration of the granting of 1,575,000 warrants of the Company, on the basis of 1.75 warrant for every one Nexaira warrant, with each of the warrants entitling the holder to purchase one share of the common stock of the Company;

iii)

effective September 29, 2009, the Company acquired all of the outstanding options of Nexaira in consideration for the granting of 9,529,034 options of the Company, on the basis of 1.75 options for every one Nexaira option, with each of the options entitling the holder to purchase one share of the common stock of the Company; and

iv)

effective September 29, 2009, pursuant to the terms of an assumption agreement, the Company assuming debt in the amount of $1,600,000 owed by Nexaira to 0793296 B.C. Ltd., being a portion of a convertible debenture in the principal amount of $1,950,000 issued by Nexaira to 0793296 B.C. Ltd.

c)

Equity Compensation Plan

On September 28, 2009 the Company approved a Stock Option Plan authorizing the grant of up to 15,000,000 stock options, the exercise of which is subject to shareholder approval.  Under the terms of the Stock Option Plan, and pursuant to the terms of the Share Exchange Agreement with Nexaira Inc. and the shareholders of Nexaira Inc., the Company granted 8,400,000 stock options to its employees, officers, directors, and consultants effective October 8, 2009.

d)

Name and Symbol Change

Effective October 26, 2009, we completed a merger with our subsidiary, Nexaira Wireless Inc., a Nevada corporation which was incorporated solely to effect a change in our name to better reflect the nature of our business.  As a result, we changed our name from “Technology Publishing, Inc.” to “Nexaira Wireless Inc.”.  The name change became effective with the Over-the-Counter Bulletin Board at the opening for trading on November 2, 2009 under the new stock symbol “NXWI”.

e)

Change in year end

The Company has determined to treat its acquisition of Nexaira Inc. as a reverse acquisition and, as a result, there will be a deemed year end change.  As the acquisition occurred subsequent to the Company’s fiscal year ended August 31, 2009, the Company will file its Form 10-K for that fiscal year as planned.  The Company’s next filing will be for Nexaira’s year ended October 31, 2009 and subsequent filings will be based on an October 31 fiscal year end.

f)

Share Purchase Agreement

Effective October 29, 2009, the Company entered into a share purchase agreement with a former officer and director of the Company, whereby the Company agreed to sell Westside Publishing Ltd.’s shares to the former officer and director in consideration of the former officer and director agreeing to return 40,800,000 shares of common stock of the Company held by the former officer and director to the Company’s treasury, for the sole purpose of the Company retiring such shares, which share cancellation was effective as of October 31, 2009.

g)

Return Agreement

Effective October 29, 2009, the Company entered into a return agreement with a former officer and director of the Company whereby the former officer and director agreed to return 20,000,000 shares to the treasury of the company for the sole purpose of the Company retiring the surrendered shares, which share cancellation was effective as of October 31, 2009. As consideration for the return of the surrendered shares by the former officer and director, the Company agreed to indemnify the former officer and director for any possible liabilities arising from his prior service as a director and/or officer of the Company.

h)

Warrants Granted

Subsequent to year end, the Company granted 1,312,500 warrants of the Company to a supplier. Each warrant entitles the holder to purchase one share of common stock of the Company.

i)

Conversion of Debt

As outlined in b(iv) above, the Company and 0793296 B.C. Ltd. (the “Assignor”) entered into an assumption agreement dated September 28, 2009, pursuant to which the Company assumed the indebtedness of the Assignor from Nexaira Inc. On November 10, 2009 the Assignor assigned $1,196,884 of the indebtedness (the “Assigned Indebtedness”) to 10 investors (the “Assignees”).  Effective November 10, 2009 the Assignees and the Assignor converted the entire $1,600,000 of debt into 19,250,000 restricted shares pursuant to certain debt conversion subscription agreements.

j)

Stock Options and Warrants Granted

Subsequent to year end, pursuant to the Share Exchange Agreement dated September 28, 2009, the Company granted 1,129,034 stock options to 0793296 B.C. Ltd.  In addition, pursuant to the Share Exchange Agreement dated September 28, 2009, the Company granted 1,225,000 and 350,000 warrants to 0793296 B.C. Ltd. and 885084 Alberta Inc. respectively. Each warrant entitles the holder to purchase one share of common stock of the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Evaluation

As required by Rule 15d-15 under the Securities Exchange Act of 1934, our management, with the participation of our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being August 31, 2009. Based upon that evaluation, our president and chief financial officer concluded that our disclosure controls and procedures were ineffective as at the end of the period covered by this annual report.

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

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant’s principal executive officer, or persons performing similar functions, and effected by the registrant’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;
(2)

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

(3)

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, or use or disposition of the registrant's assets that could have a material effect on the financial statements.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of our new president and chief financial officer we conducted an evaluation of the effectiveness of our internal control over financial reporting as of August 31, 2009 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of our internal control over financial reporting as of August 31, 2009, we determined that there were control deficiencies that constituted material weaknesses, as described below:

(1)

Certain entity level controls establishing a “tone at the top” were considered material weaknesses. As of August 31, 2009 we had no audit committee and there was an inadequate amount of review by management of the financial statement reporting process. A code of ethics had not been established and policies regarding fraud and whistleblowers were not in place.

These control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements could not have been prevented or detected on a timely basis.  As a result of the material weaknesses described above, we concluded that we did not maintain effective internal control over financial reporting as of August 31, 2009 based on criteria established in Internal Control—Integrated Framework issued by COSO. Our new management, board of directors and audit committee are currently evaluating remediation plans for the above deficiencies

Changes in Internal Controls

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Remediation Initiatives

Although our company has been unable to meet the standards under COSO because of the limited funds that have been available to a company of our size and stage of development, we are committed to improving our financial organization. On October 26, 2009 we established an audit committee consisting of four directors, two of whom are independent directors, who will oversee the establishment and monitoring of required internal controls and procedures. The audit committee is directed to: review the scope, cost and results of the independent audit of our books and records; review the results of the annual audit with management; review the adequacy of our accounting, financial and operating controls; recommend annually to the board of directors the selection of the independent registered accountants; consider proposals made by the independent registered chartered accountants for consulting work; and report to the board of directors, when so requested, on any accounting or financial matters. We will undertake to: (1) create a position to  segregate duties consistent with control objectives, (2) increase our personnel resources and technical accounting expertise within the accounting function and (3) prepare and implement sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal control over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.  However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Projections of any evaluation of controls effectiveness to future periods are subject to risks.

Attestation Requirement

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Our management’s report on internal controls over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only a management’s report in this annual report.

ITEM 9B. OTHER INFORMATION.

We and 0793296 B.C. Ltd. entered into an assumption agreement dated September 28, 2009, pursuant to which we assumed the indebtedness of 0793296 B.C. Ltd. from Nexaira Inc. On November 10, 2009, 0793296 B.C. Ltd. assigned $1,196,884 of the indebtedness to 10 assignees pursuant to certain assignment of debt agreements.  Effective November 10, 2009, the assignees and 0793296 B.C. Ltd. converted the entire $1,600,000 of debt into an aggregate of 19,250,000 restricted shares at a deemed price of $0.0831168 per share, in full satisfaction of the respective amounts owing to them.  The 19,250,000 shares of our common stock were issued in reliance upon Regulation S and/or Section 4(2) of the Securities Act in offshore transactions with 11 non-U.S. persons (as that term is defined in Regulation S under the Securities Act).

On October 26, 2009, Rusty Wright, Carl Silva and JR Yakel resigned as officers of our company but continue to serve as officers of Nexaira, Inc.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers, Promoters and Control Persons

In connection with the closing of the share exchange agreement with Nexaira, Slawek Kajko resigned as our president, secretary, treasurer and director, and Edward Dere resigned as our vice-president and  director, effective September 29, 2009.  As of November 10, 2009, our directors and officers are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Mark Sampson	President, Chief Executive Officer and Director	53	September 29, 2009
Ralph Proceviat	Chief Financial Officer and Director	59	September 29, 2009
Brad Weinert	Director	50	September 29, 2009
James Grey	Director	62	September 29, 2009
Garry Bourns	Director	49	September 29, 2009
Bernard Parkinson	Director	56	September 29, 2009
Sherrill Aspin	Corporate Secretary	60	September 29, 2009

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

Officers and Directors

Mark Sampson, President and CEO, Director

Mr. Sampson has over 20 years of executive management experience in the telecommunications and information technology sectors with data and Internet companies such as AT&T Canada and Telus Advanced Communications and has served as president and chief executive officer of both public and private companies. He was appointed president of Nexaira in May of 2008 and chief executive officer in August 2008. From August 2007 to date, he has been a partner at Level 10 Capital Corp. From December 2005 to January 2007 he served as president and chief executive officer of GEM Solutions Inc. and from December 2003 to December 2005 he was president and chief executive officer of IP Applications Ltd.

Ralph Proceviat, Chief Financial Officer, Director

Mr. Proceviat is a Chartered Accountant with more than 25 years of business experience in diverse industries including high technology, telecommunications, real estate development and brokerage and manufacturing. He has held various executive positions with public and private organizations operating throughout the United States and Canada. He was appointed chief financial officer of Nexaira Inc. in May 2008 and is a member of its board of directors. He has been the president of Level 10 Capital Corp. since May 2007. From 2001 to 2005, he was the chairman and president of ThrillTime Entertainment International, Inc., a publicly traded company.

Brad Weinert, Director

Mr. Weinert has more than 27 years of experience in the high-technology industry in including wireless data networking, computer software, local and wide area networking, telecommunications, online commerce and computer hardware and peripherals in both public and private companies. He most recently served as President for Novatel Wireless from August 2007 to December 2008 and as acting CEO from November 2006 to August 2007, Chief Operating Officer (November 2006 to August 2007); Sr. Vice President of Business Development (March 2003 to April 2006).

James Grey, Director

Mr Grey is a veteran IT and Telecom executive with over 30 years of business development experience for companies including Radiant Communications (RCN.V), BC Telecom, Telus and IBM. As CEO of Radiant, Jim led the company from a start up to one of Profit Magazine’s fastest growing companies reaching 27th position in 2004. Mr. Grey left Radiant in October 2005 as President and CEO after 51/2 years.

Garry Bourns, Director

Mr. Bourns brings over 19 years of experience in wireless and GPS technology with both public and private companies, including extensive success initiating and growing new wireless data businesses in emerging markets. Prior to founding Nexaira in 2004, Mr. Bourns led business development for Wavecom Inc. in San Diego, where he was responsible for North American carrier relations including significant distribution deals with Sprint, Verizon, AT&T, Rogers and Canada Bell.

Bernard Parkinson, Director

Mr. Parkinson brings 20 years of experience in corporate general management and operations. Prior to founding Nexaira in 2004 he held the position of Director of Business Development of Bell West Inc. (a wholly owned subsidiary of BCE Inc.) from 2000 to 2005. He currently holds the position of president and CEO of Platinum Communications a TSX Venture Exchange company.

Sherrill Aspin, Secretary

Ms. Aspin has more than 30 years of business experience spanning a number of industries in the private and public sectors. Ms. Aspin completed the Canadian Securities Course through the Canadian Securities Institute in 1981 and in 1995 she completed the Corporate Governance of VSE Issuers Course through Simon Fraser University, B.C. She was appointed Corporate Secretary of Nexaira Inc. in February 2009 and has been responsible for all corporate governance and administrative functions for the portfolio investments under the Level 10 Capital group of companies since March 2007. From April 1994 to January 2005 she was the corporate secretary and a director of ThrillTime Entertainment International, Inc., a publicly traded company.

Directorships

Except as disclosed herein none of our directors are either board members or officers of any publicly traded companies worldwide.

Name of Director	Name of Reporting Issuer	Exchange	Term
Bernard Parkinson	Platinum Communications Corporation	TSX Venture Exchange	May 2009 to Present

Family Relationships

There are no family relationships among our directors and officers.

Significant Employees of Nexaira, Inc.

Carl Silva, Chief Scientist and Vice President of Technology

Mr. Silva has over 24 years of experience in the telecommunications and high tech industries, in business development, software engineering and systems engineering. From July 2006 to May 2008, Mr. Silva was president and chief executive officer of Cognigen Business Systems, Inc., a joint venture of ABP and Cognigen Networks, Inc. (NASDAQ: CNGW), formed for the purpose of providing broadband services to the quick service retail industry. From May 2003 to July 2006, Mr. Silva was a founder and senior managing partner of Anza Borrego Partners, a management consulting firm. From July 1998 to May 2003, he was senior vice-president of SAIC’s Converged Network Professional services organization and from September 1994 to June 1998, he was with Telcordia Technologies. Mr. Silva also has been a member of the board of directors of Onstream Media (NASDAQ: ONMS) since July 2006.

Rusty Wright, Vice President of Marketing and Products

Mr. Wright has been in the data communications industry for over 25 years, serving in a wide degree of functions including engineering, operations, marketing, sales and consulting. Mr. Wright’s consulting firm was hired by Nexaira in February 2008 and he accepted the position of vice president of marketing and product with Nexaira in June 2008. From January 2006 until February 2007, he was senior vice-president at GEM Solutions. He held senior. management positions at Netifice from June 2003 to August 2005, as well as at Cerberus, Yipes and most notably, as vice president of data sales for AT&T Canada.

JR Yakel, Vice President of Sales

Mr. Yakel has more than 15 years of experience in wireless and networking industries, including senior sales positions at Novatel and Sprint. He was appointed vice-president of sales of Nexaira in August 2007. From July 2006 to August 2007, he served as major account manager into Sprint for Novatel Wireless and from 2000 to 2006, he held vendor management positions with Sprint.

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

Audit Committee

Our board of directors struck an audit committee on October 26, 2009.  Following this date, Messrs. Grey, Weinert, Sampson and Proceviat have acted as the members of the audit committee. Messrs. Grey and Weinert are independent as defined by Nasdaq Marketplace Rule 4200(a)(15) or National Instrument 52-110 as adopted by the British Columbia Securities Commission. The audit committee is directed to: review the scope, cost and results of the independent audit of our books and records; review the results of the annual audit with management; review the adequacy of our accounting, financial and operating controls; recommend annually to the board of directors the selection of the independent registered accountants; consider proposals made by the independent registered chartered accountants for consulting work; and report to the board of directors, when so requested, on any accounting or financial matters. The board of directors adopted its charter for the audit committee on October 26, 2009.

Audit Committee Financial Expert

Our board of directors has determined that our company has two audit committee financial experts serving on the audit committee.

James Grey

Mr. Grey has a Bachelor of Commerce degree and has served on the Board of Directors for a number of public and private companies, often as a member or chair of the finance committee.

Ralph Proceviat

Mr. Proceviat is a Chartered Accountant with more than 25 years of business experience in diverse industries including high technology, telecommunications, real estate development and brokerage and manufacturing.

Nomination Procedures For Appointment of Directors

As of October 31, 2009, we had not effected any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Code of Ethics

On October 30, 2009, our company’s board of directors adopted a Code of Ethics and Business Conduct that applies to, among other persons, our company’s president and chief executive officer (being our principal executive officer) and our company’s chief financial officer (being our principal financial officer and principal accounting officer), as well as persons performing similar functions. As adopted, our Code of Ethics and Business Conduct sets forth written standards that are designed to deter wrongdoing and to promote:

1.

honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2.

full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

3.

compliance with applicable governmental laws, rules and regulations;

4.

the prompt internal reporting of violations of the Code of Ethics and Business Conduct to an appropriate person or persons identified in the Code of Ethics and Business Conduct; and

5.

accountability for adherence to the Code of Ethics and Business Conduct.

Our Code of Ethics and Business Conduct requires, among other things, that all of our company’s personnel shall be accorded full access to our president, secretary and treasurer and our chief financial officer with respect to any matter which may arise relating to the Code of Ethics and Business Conduct. Further, all of our company’s personnel are to be accorded full access to our company’s board of directors if any such matter involves an alleged breach of the Code of Ethics and Business Conduct by our president, secretary and treasurer or our chief financial officer.

In addition, our Code of Ethics and Business Conduct emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company’s president, secretary and treasurer. If the incident involves an alleged breach of the Code of Ethics and Business Conduct by the president, secretary and treasurer, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company’s Code of Ethics and Business Conduct.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended August 31, 2009, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION.

The following table shows the compensation received by our executive officers for the periods indicated:

Summary Compensation

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen-sation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compen-sation ($)	Total ($)
Slawek Kajko President, Secretary and Treasurer(1)	2009 2008	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Edward Dere Vice President(2)	2009 2008	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Nexaira Executives and Directors (3)
Mark Sampson, President, CEO and Director	2009 2008	200,000(4) 90,398(4)	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	200,000 90,398

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen-sation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compen-sation ($)	Total ($)
Ralph Proceviat CFO, Treasurer and Director	2009 2008	150,000(5) 90,398(5)	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	150,000 90,398
JR Yakel Vice President of Sales	2009 2008	116,923 88,154	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	37,030(6) 116,708(6)	153,953 204,862
Rusty Wright Vice President of Marketing and Products	2009 2008	121,154 Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	121,154 Nil
Carl Silva Chief Scientist and Vice President of Technology	2009 2008	102,500 Nil	10,000 Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	112,500 Nil
Bernard Parkinson(7) Chief Operating Officer and Director	2009 2008	60,000 141,485	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	60,000 141,485

(1)	Slawek Kajko resigned as director and from all officer positions held effective as of September 29, 2009.
(2)	Edward Dere resigned as director and vice-president effective as of September 29, 2009.
(3)	The information provided for Nexaira officers and directors relates to the first 10 months of its fiscal year ending October 31, 2009 and the twelve month period ended October 31, 2008.
(4)	This compensation was paid by way of a consulting fee paid to company owned or controlled by Mark Sampson. Consulting fees for the year ended October 31, 2008 commenced February, 2008.
(5)	This compensation was paid by way of a consulting fee paid to a company owned or controlled by Ralph Proceviat. Consulting fees for the year ended October 31, 2008 commenced February, 2008.
(6)	Other compensation consists of commissions and consulting fees.
(7)	Bernard Parkinson resigned April 1, 2009 as Chief Operating Officer but continues to be a director.

Stock Options and Stock Appreciation Rights

As of August 31, 2009, we had not granted any stock options or stock appreciation rights to any of our directors and officers.  However, on September 28, 2009, our company’s board of directors adopted our 2009 Stock Option Plan by unanimous consent resolution, with effectiveness of the Plan conditional upon stockholder approval. Under the Plan, eligible employees, consultants, and such other persons, other than directors, subject to tax in the United States who are not eligible employees, may receive awards of “non-qualified stock options.”  Also under the Plan, individuals who, at the time of the option grant, are employees of our company or any related company, as defined in the Plan, who are subject to tax in the United States, may receive “incentive stock options,” and non-United States residents may receive awards of “options.”  The purpose of the Plan is to retain the services of valued key employees, directors, officers and consultants and to encourage such persons with an increased incentive to make contributions to our company.  The aggregate number of shares of our company’s common stock with respect to which stock options may be granted under the Plan shall not exceed 15,000,000 shares. In general, if awards under the Plan are for any reason cancelled, or expire or terminate unexercised, the shares covered by such options will again be available for the grant of awards under the Plan.

On October 5, 2009 the following options were granted under the Stock Option Plan, the exercise of which are conditional upon stockholder approval of the Plan:

Name/Position	Number of Options Granted(1)
Mark Sampson, President, CEO and Director	1,312,500
Ralph Proceviat, Chief Financial Officer and Director	875,000
0793296 BC Ltd.	1,129,034(2)
Sherrill Aspin, Corporate Secretary	175,000
JR Yakel, Vice President of Sales	525,000
Rusty Wright, Vice President of Marketing and Products	875,000
Carl Silva, Chief Scientist and Vice President of Technology	700,000
Executive Group	5,591,534
Non-Executive Director Group	875,000
Non-Executive Officer Employee Group	3,062,500

(1)

All of the options listed in the table above expire on July 17, 2013 and have an exercise price of $0.15 per share, with the exception of the options described in Note (2) below.

(2)

0793296 BC Ltd. is a company owned or controlled by Ralph Proceviat.  These options have an exercise price of $0.20 per share and expire on November 7, 2010.

Compensation of Directors

Our directors did not receive or accrue any compensation for their services as directors during the fiscal year ended August 31, 2009. However, Nexaira Inc. has compensated its non executive directors and we intend to continue to compensate our directors for their service in their capacity as directors at a nominal $1,000 per month and out-of-pocket expenses. We may reimburse our directors for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of November 10, 2009, there were 55,579,262 shares of our common stock outstanding. The following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Title of Class	Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage of Class (2)
Director and Officer
Common Stock	Mark Sampson 6204 Imperial Avenue West Vancouver, BC V7W 2J2	5,385,423(3)	9.41%
Common Stock	Ralph Proceviat 4817 Oaktree Court Burnaby, BC V5G 4K9	13,493,489(4)	23.94%
Common Stock	Garry Bourns 41 Strathlea Court SW Calgary, AB T3H 4T4	3,500,175(5)	6.30%
Common Stock	Brad Weinert 8641 Dallas Street La Mesa, CA 91942	Nil(6)	Nil
Common Stock	Bernard Parkinson 166 Somme Avenue SW Calgary, AB T2T 6H6	2,625,175	4.72%
Common Stock	James Grey 2462 Carr Lane West Vancouver, BC V7S 3H5	Nil(7)	Nil
Common Stock	Sherrill Aspin 11646 94th Avenue Delta, BC V4C 3R6	1,062,500(8)	1.91%
Common Stock	Directors and Officers as a group	26,066,762	45.28%

 (1)

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)

Percentage based on 55,579,262 shares of common stock outstanding on November 10, 2009, including shares of restricted stock subject to options or warrants currently exercisable or exercisable within 60 days of November 10, 2009, which are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(3)

Does not include 1,312,500 options exercisable within 60 days, the exercise of which is conditional upon approval of the Plan. Includes 350,000 warrants exercisable within 60 days that are owned by 885084 Alberta Inc., a company owned or controlled by Mark Sampson, each of which entitles the holder to purchase one share of common stock at the exercise price of $0.20 per share on or before January 15, 2011.

(4)

Includes 6,933,066 common shares owned by 0793296 B.C. Ltd., a company owned or controlled by Ralph Proceviat, and 350,000 common shares owned by Level 10 Capital Corp, a company owned or controlled by Ralph Proceviat.  Also includes 1,225,000 warrants exercisable within 60 days that are owned by 0793296 B.C. Ltd, 875,000 of which entitle the holder to purchase one common share at the exercise price of $0.10 per share until June 29, 2011, and 350,000 of which entitle the holder to purchase one common share at the exercise price of $0.20 per share until January 15, 201.  Does not include 875,000 options held by Ralph Proceviat and 1,129,034 options held by 0792396 B.C. Ltd that are exercisable within 60 days, the exercise of which is conditional upon approval of the Plan.

(5)

Includes 875,000 common shares are owned by 1125173 Alberta Ltd., a company owned or controlled by Garry Bourns.

(6)

Does not include 437,500 options exercisable within 60 days, the exercise of which is conditional upon approval of the Plan.

(7)

Does not include 437,500 options exercisable within 60 days, the exercise of which is conditional upon approval of the Plan.

(8)

Does not include 175,000 options exercisable within 60 days, the exercise of which is conditional upon approval of the Plan. Includes 500,000 shares owned by Sherrill Aspin’s spouse.

Changes in Control

In connection with a share purchase agreement dated October 28, 2009, our former president and director agreed to return to treasury 40,800,000 restricted shares of our common stock in exchange for the acquisition of all of the issued and outstanding  shares of Westside Publishing Ltd. By a return to treasury agreement dated October 28, 2009, our other former officer and director agreed to return to treasury 20,000,000 restricted shares of our common stock.  As a result of these cancellations, which were effective as of October 30, 2009, and the conversion of the $1,600,000 of debt into 19,250,000 restricted shares, which was effective November 10, 2009, the former shareholders of Nexaira hold 34,779,262 restricted shares, or  62.6% of the total 55,579,262  issued and outstanding shares.

Securities Authorized for Issuance under Equity Compensation Plans

As at August 31, 2009, we had no equity compensation plans outstanding.  Effective September 28, 2009, we adopted our 2009 Stock Option Plan.  The following table sets outs securities reserved for issuance under the 2009 Stock Option Plan as of November 10, 2009:

Plan Category	Number of common shares to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of common shares remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders	15,000,000	$0.16	5,470,966
Total	15,000,000	9,529,034	5,470,966

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

Other than as listed below and disclosed in Items 7, 9, 11 and 12 of this Report, we have not been a party to any transaction, proposed transaction, or series of transactions in which, to our knowledge, any of our directors, officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest since September 1, 2007.

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

For the years ended August 31, 2008 and 2007, we recognized $12,000 for donated services and $3,000 for donated rent provided by Slawek Kajko.

As at August 31, 2009 we were indebted to Slawek Kajko, our former President, for $11,756 for expenses paid for on our behalf, which is non-interest bearing, unsecured and due on demand.

As at August 31, 2009 we were indebted to Slawek Kajko, our former President, for $28,047 which bears interest at Royal Bank of Canada prime plus 2% per annum, is unsecured and the principal and interest are due on June 1, 2012. On June 1, 2007, the note was discounted at a rate of 15% for a net present value of $17,470. During the year ended August 31, 2009, $2,821 of the discount was amortized. During the year ended August 31, 2009, the Company incurred interest of $2,568. This note payable was issued as consideration for acquiring all the issued and outstanding common stock of Westside.

During the year ended August 31, 2009, we recognized $12,000 for donated services and $3,000 for donated rent provided by Slawek Kajko, our former President.

On October 28, 2009, Slawek Kajko, our former president, agreed to purchase all of the issued and outstanding shares of our subsidiary, Westside Publishing Inc., in exchange for the return of the 40,800,000 restricted shares of our common stock to us for the sole purpose of retiring the shares.

On October 28, 2009, we agreed to indemnify Edward Dere, our former director, for any possible liabilities arising from, or in any way attributable to his prior service as a director and/or officer of our company.  In exchange, Mr. Dere agreed to return 20,000,000 restricted shares of our common stock to us for the sole purpose of retiring the shares.

Director Independence

For the year ended August 31, 2009, we acted with two directors. As Slawek Kajko was our president, secretary and treasurer and Edward Dere was our vice president, neither Mr. Kajko nor Mr. Dere were “independent directors” as the term is used in Nasdaq Rule 4200(a)(15).  As at September 28, 2009, we have four independent directors, being Messrs. Weinert, Grey, Bourns and Parkinson.

National Instrument 52-110

We are a reporting issuer in the Province of British Columbia. National Instrument 52-110 of the Canadian Securities Administrators requires our company, as a venture issuer, to disclose annually in our annual report certain information concerning the constitution of our audit committee and our relationship with our independent auditor. As defined in National Instrument 52-110, Messrs. Weinert and Grey are independent directors.  For a description of the education and experience of our audit committee members that is relevant to the performance of their respective responsibilities as audit committee members, please see the disclosure under the heading “Item 10. Directors, Executive Officers and Corporate Governance – Business Experience”.

Our audit committee was formed on October 26, 2009.  Messrs. Grey and Proceviat, audit committee members, are “financially literate”, as defined in National Instrument 52-110, as they have the industry experience necessary to understand and analyze financial statements of our company, as well as the understanding of internal controls and procedures necessary for financial reporting and as a result, have the necessary financial expertise to be classified as “financially literate”.

The audit committee is responsible for review of both interim and annual financial statements for our company. For the purposes of performing their duties, the members of the audit committee have the right at all times, to inspect all the books and financial records of our company and any subsidiaries and to discuss with management and the external auditors of our company any accounts, records and matters relating to the financial statements of our company. The audit committee will meet periodically with management and annually with the external auditors.

Since the commencement of our company’s most recently completed financial year, our company’s board of directors has not failed to adopt a recommendation of the audit committee to nominate or compensate an external auditor.

Since the commencement of our company’s most recently completed financial year, our company has not relied on the exemptions contained in sections 2.4 or 8 of National Instrument 52-110. Section 2.4 (De Minimis Non-audit Services) provides an exemption from the requirement that the audit committee must pre-approve all non-audit services to be provided by the auditor, where the total amount of fees related to the non-audit services are not expected to exceed 5% of the total fees payable to the auditor in the fiscal year in which the non-audit services were provided. Section 8 (Exemptions) permits a company to apply to a securities regulatory authority for an exemption from the requirements of National Instrument 52-110 in whole or in part.

The audit committee has adopted specific policies and procedures for the engagement of non-audit services as set out in the Audit Committee Charter of our company. A copy of our company’s Audit Committee Charter is filed as an exhibit to this annual report.

National Instrument 58-110

We are a reporting issuer in the Province of British Columbia.  National Instrument 58-110 of the Canadian Securities Administrators requires our company, as a venture issuer, to disclose annually in our annual report certain information concerning corporate governance disclosure.

Board of Directors

Our board of directors currently acts with six members consisting of Mark Sampson, Ralph Proceviat, Brad Weinert, James Grey, Garry Bourns and Bernard Parkinson. We have determined that Messrs. Sampson and Proceviat are not independent as that term is defined in National Instrument 52-110 due to the fact that they are officers of our company.  Messrs Weinert, Grey, Bourns and Parkinson are independent.

Our board of directors facilitates its exercise of independent supervision over management by endorsing the guidelines for responsibilities of the board as set out by regulatory authorities on corporate governance in Canada and the United States.  Our board’s primary responsibilities are to supervise the management of our company, to establish an appropriate corporate governance system, and to set a tone of high professional and ethical standards.

The board is also responsible for:

-

selecting and assessing members of the board;

-

choosing, assessing and compensating the president, secretary and treasurer of our company, approving the compensation of all executive officers and ensuring that an orderly management succession plan exists;

-

reviewing and approving our company’s strategic plan, operating plan, capital budget and financial goals, and reviewing its performance against those plans;

-

adopting a code of conduct and a disclosure policy for our company, and monitoring performance against those policies;

-

ensuring the integrity of our company’s internal control and management information systems;

-

approving any major changes to our company’s capital structure, including significant investments or financing arrangements; and

-

reviewing and approving any other issues which, in the view of the board or management, may require board scrutiny.

Directorships

Other than as set out below, our directors are not currently directors of any other reporting issuers (or the equivalent in a foreign jurisdiction).

Name of Director	Name of Reporting Issuer	Exchange	Term
Bernard Parkinson	Platinum Communications Corporation	TSX Venture Exchange	May 2009 to Present

Orientation and Continuing Education

We have an informal process to orient and educate new recruits to the board regarding their role on the board, our committees and our directors, as well as the nature and operations of our business.  This process provides for an orientation with key members of the management staff, and further provides access to materials necessary to inform them of the information required to carry out their responsibilities as a board member. This information includes the most recent board approved budget, the most recent annual report, the audited financial statements and copies of the interim quarterly financial statements.

The board does not provide continuing education for its directors.  Each director is responsible to maintain the skills and knowledge necessary to meet his obligations as director.

Nomination of Directors

The board is responsible for identifying new director nominees.  In identifying candidates for membership on the board, the board takes into account all factors it considers appropriate, which may include strength of character, mature judgment, career specialization, relevant technical skills, diversity and the extent to which the candidate would fill a present need on the board.  As part of the process, the board, together with management, is responsible for conducting background searches, and is empowered to retain search firms to assist in the nominations process.  Once candidates have gone through a screening process and met with a number of the existing directors, they are formally put forward as nominees for approval by the board.

Assessments

The board intends that individual director assessments be conducted by other directors, taking into account each director’s contributions at board meetings, service on committees, experience base, and their general ability to contribute to one or more of our company’s major needs.  However, due to our stage of development and our need to deal with other urgent priorities, the board has not yet implemented such a process of assessment.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed or expected to be billed for the most recently completed fiscal years ended August 31, 2009 and 2008 for professional services rendered by Manning Elliott LLP for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q or services that are normally provided by Manning Elliott LLP in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	August 31, 2009	August 31, 2008
Audit Fees	$20,050	$31,500
Audit Related Fees	$nil	$nil
Tax Fees	$nil	$nil
All Other Fees	$nil	$nil
Total	$20,050	$31,500

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

 ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit
Number	Description

3.1	Articles of Incorporation (incorporated by reference from our registration statement on Form S-1/A filed on October 10, 2008)

3.2	Bylaws (incorporated by reference from our registration statement on Form S-1/A filed on October 10, 2008)

3.3	Amendment to Articles of Incorporation or Bylaws – 8 for 1 forward split (incorporated by reference from our Form 8-K filed on September 24, 2009)

3.4	Registration Statement on Form 8-A12G (incorporated by reference from our Form 8A filed on October 7, 2009)

10.1

Form of Subscription Agreement used in a private placement offering that closed on July 25, 2007 between our company and 32 investors (incorporated by reference from our registration statement on Form S-1/A filed on October 10, 2008)

10.2	Share Exchange Agreement dated September 29, 2009 (incorporated by reference from our Form 8-K filed on October 2, 2009)

10.3	Assumption Agreement dated September 29, 2009 (incorporated by reference from our Form 8-K filed on October 2, 2009)

10.4	Return to Treasury Agreement dated October 29, 2009 between our company and Edward Dere (incorporated by reference from our Form 8-K filed on November 9, 2009)

10.5	Share Purchase Agreement dated October 29, 2009 between our company and Slawek Kajko (incorporated by reference from our Form 8-K filed on November 9, 2009)

10.6	Form of Stock Option Agreement (incorporated by reference from our Form 8-K filed on November 9, 2009)

10.7*	Form of Debt Conversion Subscription Agreement

14.1*	Code of Ethics

21	Direct and Indirect Wholly-Owned Subsidiaries of Nexaira Wireless Inc.: Nexaira Inc., an Alberta company Nexaira, Inc., a California company

31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer and Principal Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*

Certification of Principal Executive Officer and Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Audit Committee Charter

*              Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXAIRA WIRELESS INC.

/s/ Mark Sampson

By: Mark Sampson
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: November 18, 2009

/s/ Ralph Proceviat

By: Ralph Proceviat
Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)

Dated: November 18, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mark Sampson

By: Mark Sampson
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: November 18, 2009

/s/ Ralph Proceviat

By: Ralph Proceviat
Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)

Dated: November 18, 2009

/s/ James Grey By: James Grey Director Dated: November 18, 2009	/s/ Brad Weinert By: Brad Weinert Director Dated: November 18, 2009