Form 10-K
period 2009-10-31
NEXAIRA WIRELESS INC.
filed 2010-01-29
CIK 1445625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2009

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

Yes ☐  No ☒

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

There was no trading market for our common shares as of the last business day of our most recently completed second fiscal quarter.  The aggregate market value of the voting and non-voting common equity held by non-affiliates based on the price of our most recently completed private placement of US$0.50 per share on January 6, 2010 was US$16,209,175.

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

57,333,785  shares of common stock as of January 27, 2010.

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
FOR THE YEAR ENDED OCTOBER 31, 2009

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

As used in this annual report, the terms “we”, “us” and “our” mean Nexaira Wireless Inc., formerly Technology Publishing, Inc., and our subsidiaries, Nexaira Inc. and Nexaira, Inc.  All dollar amounts refer to United States dollars unless otherwise indicated and all references to “common stock” refer to the common shares in our capital stock.  Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

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

On September 28, 2009, we entered into a share exchange agreement, which closed effective September 29, 2009, with our former subsidiary, Westside Publishing Ltd., Nexaira Inc., an Alberta corporation (“Nexaira”), Nexaira’s wholly-owned subsidiary, Nexaira, Inc., a California corporation, and the security holders of Nexaira, whereby we agreed to acquire all of the issued and outstanding common shares in the capital of Nexaira from its shareholders in consideration for the issuance, by us, of 15,489,262 restricted common shares in the capital of our company on the basis of 1.75 shares of our common stock for every one Nexaira share. On October 2, 2009 we filed our current report on Form 8-K with the Securities and Exchange Commission disclosing the transaction.

On December 14, 2009 we filed an amendment to our October 2, 2009 current report on Form 8-K to include the financial statements of Nexaira Inc.  The business combination was accounted for as a reverse acquisition and, as a result, we changed our year end from August 31 to October 31.  As the acquisition occurred subsequent to our fiscal year ended August 31, 2009, we filed our Form 10-K for that fiscal year with the Securities and Exchange Commission on November 18, 2009.

Effective October 26, 2009, we completed a merger with our subsidiary, Nexaira Wireless Inc., a Nevada corporation which was incorporated solely to effect a change in our name to better reflect the nature of our business.  As a result, we have changed our name from “Technology Publishing, Inc.” to “Nexaira Wireless Inc.”  The name change became effective with the Over-the-Counter Bulletin Board at the opening for trading on November 2, 2009 under the new stock symbol “NXWI”.

Our Business

About Westside Publishing Ltd.

During our fiscal year ended October 31, 2009, we published and sold advertising for a consumer electronics magazine entitled Canada HiFi  through our former subsidiary, Westside Publishing Ltd. In addition to this, we also provided graphic design services.

Effective October 28, 2009, after carefully considering the fit of Westside Publishing Ltd. with the future business plans being executed by the management of our new wholly-owned subsidiary, Nexaira, our board of directors made a decision to divest all of our company’s interest in Westside Publishing Ltd. As consideration for this divestment of Westside Publishing Ltd., 40,800,000 restricted common shares held by our former president were surrendered for cancellation. As a result of the divestment of Westside Publishing Ltd., our business is now solely focused on the development of wireless routing solutions through the operations of our subsidiary, Nexaira. On October 30, 2009, 20,000,000 restricted common shares held by a former officer and director were also surrendered for cancellation under a return to treasury agreement.  Each of the share cancellations were effective as of October 30, 2009.

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

The business combination was accounted for as a reverse acquisition, primarily effected by exchanging equity interests by the issuing of our shares (accounting acquiree) to the owners of Nexaira (accounting acquirer) as explained above and accordingly; reflected as a recapitalization in the consolidated financial statements.

Nexaira develops and delivers third and fourth generation (3G/4G) Wireless Routing Solutions that offer speed, reliability and security to carriers, mobile operators, service providers, value added resellers (VARS) and enterprise customers. Recognizing the need for competitively priced, high quality wireless broadband devices in 2008, Nexaira designed and developed customizable branded 3G/4G routing platforms for the business market.

Nexaira believes that its routing solutions are simple to install, yet provide the advanced management and business class features demanded by the most sophisticated users. The patent pending I3 GUI (Graphical User Interface) makes routing platforms quick and easy to install providing the functionality, performance and ease of use expected in the market today.  Nexaira believes its routing devices are ideal for high availability applications acting as the primary router to wireless, DSL, landline or cable networks, or can be used to provide complete device and network redundancy in wan-failover/ fail back applications. Headquartered in San Diego with a corporate  office in Vancouver, Nexaira has thirty employees.

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

In 2008, Nexaira management initiated the development of a new wireless routing platform and for the first time in its history began writing its own proprietary firmware and software. Nexaira continued to deliver approximately $12 million in distribution revenue in 2008 as it did in 2007 but retooled its operations and processes to provide compelling 3G/4G wireless routing solutions that it believes are highly competitive in both function and price.  Management anticipated the effect of exiting the non strategic low margin distribution business in 2009 and knowing the impact on revenues made appropriate adjustments in its cost structure relating to the legacy distribution business. In December of 2008, Nexaira launched its consumer class router followed by its highly acclaimed I3 GUI in March 2009.  In May 2009 we launched our first “Business Class Product” and delivered demos to our first carrier customer.

Nexaira has hired what it believes to be, an exceptional team that has developed highly functional wireless firmware and software data technologies that have multiple potential patents that are in the process of being filed. The  development staff has engineered a family of proprietary next generation wireless 3G/4G routers that it believes will outperform the competition at a lower price while  maintaining significant gross margins. In parallel with this product development Nexaira believes it has built an experienced sales and marketing team and Board of Directors.

Nexaira’s Business and Outlook

Nexaira intends to be a provider of 3G/4G wireless broadband data solutions for business. We believe our product line will enable our customers to expeditiously connect to and manage high speed data connections rivaling traditional landline connectivity, with unmatched functionality, speed and ease of use: at a lower cost. Nexaira’s wireless broadband data solutions combine an intuitive user interface (I3 GUI) with advanced firmware and software which we believe will ensure users benefit from the industry’s most advanced features and functionality.

We believe our proprietary routing solutions are simple to install, yet provide the advanced business grade feature sets demanded by the most sophisticated users. Service providers have selected Nexaira’s broadband data solutions for their high availability and wide area network (WAN) failover applications using the 3G cellular network to automatically “back up” or “stand in” when service from wireline networks is interrupted.  Additionally, we believe that carriers and service providers can dramatically decrease the cost and management of their installed hardware base by using Nexaira’s advanced firmware extending the shelf life of their customer premise equipment and providing critical device updates through simple downloads.  We enable our customers to bring customized wireless broadband solutions to market more quickly and cost effectively than traditional wireline offerings such as DSL, Cable or T-1s.

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

Future Strategy.  Nexaira intends to:

-

Continue to build on its Intellectual Property (IP) by designing and developing leading edge wireless routers including industry leading firmware and software (NexWare)

-

Price those solutions aggressively for rapid channel adoption

-

Deliver routing platforms with all the security and management features historically only found on wireline routers

-

Develop and deliver a suite of routing products  through:

-

Carriers

-

Information Technology (IT) Resellers

-

Wireless operators

-

Indirect Distribution Channels

Products and Services

Recognizing the need for competitively priced, high quality wireless broadband devices in 2008, Nexaira designed and developed customizable branded routing platforms to aggressively compete against both wireline and other wireless broadband data applications.  By developing its own firmware and software, Nexaira has established itself as a progressive and innovative organization with the proven management capabilities to execute on an accelerated go-to-market strategy.

Nexaira has spent approximately $1,500,000 over the last two fiscal years on research and development activities of which $1,043,009 has been capitalized as software development costs in accordance with ASC 985-20, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (formerly Statement of Financial Accounting Standards (“SFAS”) No. 86 issued by the Financial Accounting Standards Board (“FASB”).  Software development costs are capitalized when technological feasibility and marketability of the related product has been established. Capitalized software costs are amortized on a product-by-product basis, beginning when the product is available for general release to customers.   General release of our software product is expected to occur at the end of May 2010. Therefore no amortization expense has been recorded to date. The amount spent to date has been borne solely by Nexaira versus directly by customers.

Marketing and Sales Activities

Nexaira is realizing opportunities that are developing in multiple verticals across many market segments.  The verticals listed below are where we are realizing that a.) genuine interest is present b.) product is being tested and or c.) sales are being made. Management is confident based on early adoption of its products that any one of these verticals will contribute to its revenue plan, if not all. Sales activities are currently underway in each of the following which we believe validates our strategy:

Wan Failover - Business continuity – Existing wireline network customers of Tier One and Tier Two carriers want a 3G routing solution that ensures their services are not interrupted in the event of a device failure or failure of the wireline network which is a common occurrence today. In most cases alternative broadband services are not available and if so rarely in a diverse route. Wireless broadband provides a completely diverse route matching or exceeding wireline bandwidth throughput.  Nexware provides business class reliability features based on industry standard protocols and processes used for years in sophisticated wireline networking equipment.  Nexware’s use of these protocols allows it to work with existing wireline equipment to provide network availability previously only supported by routers many times its price.  Nexaira is actively engaged with multiple managed service and value added service providers developing High Availability and Business Continuity Services no longer able to be met with a dial backup solution.

Primary CPE (Customer Premise Equipment - We intend to compete head on with traditional landline routing products by offering higher function and lower cost than what MSPs (Managed Service Providers) have available to choose from  today with the unique capability of both landline and 3G network connectivity.

Small Medium Sized Businesses (SMB) & Merchants – This vertical is made up of QSR (Quick Service Retail) and small businesses needing quick and simple installations but have neither the time nor the patience to wait for scheduled installation, which traditionally could take several weeks. In addition the reduced cost and improved performance of HSPA and HSPA+ networks we believe we will offer this segment an alternative to wireline.

Last Mile Solution due to lack of existing facilities - There are many areas in the United States and around the world, where copper, DSL or cable has not been installed.  We believe the opportunity exists to supply wireless broadband services in this niche market.

Emerging and developing markets in Brazil, Russia, India, and China (BRIC), Latin America, Mid Eastern and African countries are growing faster than in developed countries and have taken the approach that wireline solutions are no longer the optimal cost effective or timely choice for last mile.

Competition

Current industry research indicates that wireless data service providers have reached an inflection point with wireline data service providers.

The competition is divided into two distinct categories:

-

Legacy wireline providers who:

-

treat wireless as a consumer routing application;

-

use Cisco and Juniper type devices that can cost in excess of $1,000 per unit; and

-

have limited cellular modem support or controlled modem distribution and pricing.

-

Wireless device manufacturers targeting consumers that do not provide business class solutions including:

-

reliability and availability protocols;

-

security and access protocols; and

-

remote management.

Technology

Through the investment in research and development activities, Nexaira has developed a line of routing solutions under the NEXWARE service mark which have two targeted markets:

Business Market

Provides business-grade network reliability and security for wireless routers, including:

-

business continuity via cellular 3G/4G backup to wireline service;

-

business class security protocols to support confidential data;

-

a suite of Quality of Service (QoS) options to support business performance; and

-

Small Business Call Management supporting voice services over 3G/4G technologies.

Provides business-grade networking speeds with cellular WAN algorithms and high gain antennas and wireless routers, including:

-

XtremeSpeed, providing fastest 3G Performance required for business applications;

-

High Gain Directional Antennas, providing improved performance from:

-

Increasing signal gain 10 times;

-

Decreasing noise 10 times; and

-

Increases connection reliability.

Consumer Market

Nexware’s ease of use connection manager:

-

provides auto-configuration to any modem card on any network; and

-

reduces the number of returns and support calls.

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

Nexaira has patents pending or is in the process of filing for patent protection.

Employees

Nexaira’s operations are headquartered in San Diego, California with a corporate office in Vancouver, British Columbia.  Nexaira has thirty employees.

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

We do not currently have any arrangements for financing and we can provide no assurance to investors we will be able to find such financing when such financing is required. Obtaining additional financing would be subject to a number of factors, including investor acceptance of our NexWare routing solutions and our business model. Furthermore, there is no assurance that we will not incur additional debt in the future, that we will have sufficient funds to repay our future indebtedness, or that we will not default on our debts, thereby jeopardizing our business viability. Finally, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to maintain our operations, which might result in the loss of some or all of your investment in our common stock.

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

Our directors and officers, in the aggregate, beneficially own 45.30% of the issued and outstanding shares of our common stock. As a result, they have the ability to influence matters affecting our stockholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our officers and directors control such shares, investors will find it difficult to replace our management if they disagree with the way our business is being operated. Because the influence by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

Our monthly, quarterly and annual financial results will be subject to fluctuations that could affect the market price of our common shares.

Our revenue, gross margin, operating earnings and net earnings may vary from month to month and quarter to quarter and could be significantly impacted by a number of factors, including:

-

Possible delays or shortages in manufactured components;

-

Price and product competition, which may result in lower selling prices for some of our products or lost market share;

-

Transition periods associated with the migration of new technologies;

-

The development and timing of the introduction of our new products;

-

The securing of channel slots for new products and the timing of sales orders and OEM and carrier customer sell through;

-

Product mix of our sales As our  products have different gross margins;

-

The amount of inventory held by our channel partners;

-

Possible cyclical fluctuations related to the evolution of wireless technologies;

-

Possible delays in the manufacture or shipment of current or new products;

-

Possible product quality  that may increase our cost of goods sold;

-

Possible increased inventory levels;Concentration in our customer base; and

-

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

-

Exposure to unknown liabilities of acquired companies, including unknown litigation related to acts or omissions of our acquired company and/or its directors and officers prior to the acquisition;

-

Higher than anticipated acquisition and integration costs and expenses;

-

Effects of costs and expenses of acquiring and integrating new businesses on our operating results and financial condition;

-

The difficulty and expense of integrating the operations and personnel of the companies;

-

Disruption of our ongoing business;

-

Diversion of management's time and attention away from our remaining business during the integration process;

-

Failure to maximize our financial and strategic position by the successful incorporation of acquired technology;

-

The inability to implement uniform standards, controls, procedures and policies;

-

The loss of key employees and customers as a result of changes in management;

-

The incurrence of amortization expenses.

As a result of the growth of our company, we may seek to raise additional capital through an offering of common shares, preference shares or debt, which may result in dilution and/or the issuance of securities. As a result, our share price may decline and there may be possible dilution to our shareholders if the purchase price is paid in common shares or securities convertible into common shares.

In addition, geographic distances may make integration of businesses more difficult. We may not be successful in overcoming these risks or any other problems encountered in connection with any acquisitions. If realized, these risks could reduce shareholder value.

The loss of any of our significant customers could adversely affect our revenue and profitability, and therefore shareholder value.

We sell our products through carriers, mobile operators, service providers, value added resellers (VARS) and enterprise customers. We are dependent on a limited number of customers for a significant portion of our revenues. Most of these customers also sell products of our competitors. Accordingly, our business and future success depends on our ability to maintain and build on existing relationships and develop new relationships. If any of these customers, for any reason, discontinues their relationship with us or reduces or postpones current or expected purchase orders for products, or suffers from business failure, our revenues and profitability could decline, perhaps materially.  We expect that a limited number of customers will account for a significant portion of our revenues for the foreseeable future. In addition, our current customers purchase our products under purchase orders. Our customers have no contractual obligation to continue to purchase our products following our fulfillment of current purchase orders and if they do not continue to make purchases, our revenue and our profitability could decline, perhaps materially.

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

We outsource the manufacturing of our products to a limited number of third parties and depend heavily on the ability of these manufacturers to meet our needs in a timely and satisfactory manner at a reasonable cost. We currently rely on two manufacturers, either of whom may terminate the manufacturing contract with us at the end of any contract year. Our reliance on third party manufacturers subjects us to a number of risks, including the following:

-

the absence of guaranteed or adequate manufacturing capacity;

-

reduced control over delivery schedules, production levels, manufacturing yields and costs;

-

their inability to secure adequate volumes of components in a timely manner at a reasonable cost; and

-

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

The wireless communications industry is subject to rapid technological change. Our business and future success will depend, in part, on our ability to accurately predict and anticipate evolving wireless technology standards and develop products that keep pace with the continuing changes in technology, evolving industry standards and changing customer and end-user preferences and requirements. Our products embody complex technology that may not meet those standards, preferences and requirements. Our ability to design, develop and commercially launch new products depends on a number of factors, including, but not limited to the following:

-

Our ability to attract and retain skilled technical employees;

-

The availability of critical components from third parties;

-

Our ability to successfully complete the development of products in a timely manner; and

-

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

In the event of an unfavorable outcome in such a claim and our inability to develop a non-infringing alternative, then our business, operating results and financial condition may be materially adversely affected and we may have to restructure our business.

Misappropriation of our intellectual property could place us at a competitive disadvantage.

Our intellectual property is important to our success. We rely on a combination of patent protection, copyrights, trademarks, trade secrets, licenses, non-disclosure agreements and other contractual agreements to protect our intellectual property.  Third parties may attempt to copy aspects of our products and technology or obtain information we regard as proprietary without our authorization. If we are unable to protect our intellectual property against unauthorized use by others it could have an adverse effect on our competitive position. Our strategies to deter misappropriation could be inadequate due to the following risks:

-	Non-recognition of the proprietary nature or inadequate protection of our methodologies in the United States, Canada or foreign countries;
-	Undetected misappropriation of our intellectual property;
-	The substantial legal and other costs of protecting and enforcing our rights in our intellectual property; and
-	Development of similar technologies by our competitors.

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

We have incurred losses from operations in 2009 and 2008 as a result of restructuring our business and selling off low margin end of life products associated with the distribution business and we believe that we will continue to incur losses throughout fiscal year ending October 31, 2010 as we continue to develop our business and launch our new portfolio of routing products and services over the next 8-12 months.

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

We do not currently anticipate declaring and paying dividends to our stockholders in the near future. It is our current intention to apply net earnings, if any, in the foreseeable future to increasing our working capital. We anticipated the loss for 2009 as a result of realigning our business strategy with a focusing primarily on developing new products. Because we experienced a loss from operations in 2009 and 2008, there can be no assurance that we will ever have sufficient earnings to declare and pay dividends to the holders of shares of our common stock, and in any event, a decision to declare and pay dividends is at the sole discretion of our board of directors, which currently do not intend to pay any dividends on shares of our common stock for the foreseeable future. To the extent that we require additional financing currently not provided for in our financing plan, our financing sources may prohibit the payment of a dividend. Because we do not intend to declare dividends, any gain on an investment in our common stock will need to come through an increase in the stock’s price. This may never happen and investors may lose all of their investment in our common stock.

The price of our common stock is likely to be highly volatile and may decline. If this happens, our stockholders may have difficulty selling their shares and may not be able to sell their shares at all.

We cannot assure you that a trading market will continue to develop for our common stock, or if it does, it may not be sustained, or that any stockholder will be able to liquidate his or her investment without considerable delay, if at all.  The market price of our common stock is likely to be highly volatile and may also fluctuate significantly in response to the following factors, most of which are beyond our control:

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

We are authorized to issue up to 600,000,000 shares of common stock. As of January 27, 2010 there were 57,333,785 shares of our common stock issued and outstanding. Our board of directors has the authority to cause our company to issue additional shares of common stock without the consent of any of our stockholders. Consequently, our stockholders may experience dilution in their ownership of our company in the future.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

 Not applicable.

ITEM 2. PROPERTIES.

Executive, Head Office and Operations

Effective September 29, 2009, our corporate office is located at 1404 510 West Hastings Street, Vancouver, B.C. Canada V6B 1L8. Nexaira’s operations are located at 6650 Lusk Blvd Suite B20,  San Diego California 92121.  This facility functions as our main operating facility. We believe our current premises are adequate for our operations today but will limit our ability to grow. As a result we are looking to add incremental space as required without increasing our costs significantly.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Securities

Our common shares are quoted on the OTC Bulletin Board under the trading symbol “NXWI.OB”.  Our shares have been quoted on the OTC Bulletin Board since November 2, 2009. No trades in our common stock were effected on the OTC Bulletin Board until January 6, 2010. There has been only limited trading in our common stock since that date.

Holders of our Common Stock

Our common shares are issued in registered form.  The transfer agent and registrar of our common stock is Empire Stock Transfer Inc., located at 1859 Whitney Mesa Dr., Henderson, NV  89014; telephone: 702 818-5898; fax: 702 974-1444.  As of January 19, 2010, there were 65 holders of record of our common stock.  As of such date, 57,333,785 shares of our common stock were issued and outstanding.

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

Purchases of Equity Securities by Our Company and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended October 31, 2009.

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

Company Overview

We were incorporated in the State of Nevada on March 19, 2007. On June 1, 2007, we entered into a share purchase agreement with Slawek Kajko, our then president, secretary, treasurer and a director of our company, whereby we acquired all of the issued and outstanding shares of Westside Publishing Ltd. in consideration for the issuance of a promissory note in the amount of $28,047. Westside Publishing Ltd. became our wholly-owned subsidiary and we commenced the business of publishing and selling advertising for a consumer electronics magazine entitled Canada HiFi. In addition to this, we also provide graphic design services.

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

Management’s Plan of Operations

2009 was a challenging year for our Company.  We re-aligned  our operations as we felt it necessary to begin exiting from marginally profitable product lines and subsequently liquidating obsolete inventory obtained under the legacy business model being the distribution business.  This resulted in us having to reduce our staffing levels associated with the legacy distribution business which we did. Knowing we would realize reduced revenues from this business and increased costs associated with building the Company’s development and engineering staff to prepare us for entering the 3G/ 4G router market, we were successful in raising enough working capital from our single largest investor group to sustain operations and position us for growth in our emerging business. In this last fiscal year, we experienced one of the worst economic downturns in recent history.  This coupled with a tightening of supplier credit, price decreases, increased competition from other distributors added by manufacturers and decreased demand, we are confident we have made the right decision to reduce our dependency on the distribution business.  As a result we have turned our attention towards designing and developing our own products – specifically 3G/ 4G wireless routing firmware and hardware.  After 18 months of testing, field trials, customer driven enhancements and modifications, we not only understand the customer requirements and the market verticals but have better control on the business and the challenges facing it. Being less dependent on the commodity based distribution business, we are now  positioned to commercialize our proprietary router solutions and increase and broaden our  revenue streams.  Our planned revenue growth and return to profitability is expected to come as a result of the introduction of our (1) innovative and patent pending proprietary technology, (2) the launch of our new suite of products catering to the growing 3G/4G wireless business segment and (3) an experienced sales and operations team focused on the wireless marketplace.  This is dependent on our ability to raise new capital.

With our base of current customers and a diversified expanding  market, we believe our new suite of products will create one-time and recurring revenue, potentially yielding higher gross profit margins as compared to the legacy distribution business.

Notwithstanding the historical operating results over the last 18 months, management believes that the true value of our Company rests in the changes and progress made over the past 12 months which should provide a unique and sustainable competitive advantage.  With the introductions of our new router solutions, management intends to leverage our existing loyal customer base, enhance our fulfillment expertise to provide unique packaging and delivery of the NexWareSM software, develop new markets, add new customers, strengthen our business relationships with strategic vendors and continue to be innovative in developing software and firmware to meet our customers’ needs.  We intend to continue to strengthen our management and board of directors by attracting seasoned executives with marketing, finance and technical expertise from the wireless and wireline industries.

Looking forward for the next 12 months, we believe that we have established a strong foundation of IP (Intellectual Property), industry relationships, quality assurance methodologies and proprietary enabling technology, NexWareSM, which can be readily adapted to meet the needs of specific partners and markets. Our objectives over the next 12 months are to continue to build value inside the business and move our company to a more profitable stage of growth. To support this growth, we are seeking short term equity of $3-5 million over the next 3-6 months.  This further investment will provide the capital necessary to drive our new business model, launch our new products, meet our customers’ needs and increase shareholder value.

In order to exploit our current technological advantage, quickly penetrate the market and accelerate our aggressive business plans, management is seeking to raise $5 million USD, in two tranches; $3 million by February 2010 and $2 million on or before June 30, 2010. This $5 million USD will top off the $4 million invested to date which has allowed us to successfully restructure and re-focus the company. The proceeds of the $5 million will be used to launch the sales and marketing campaign and allow management to achieve profitability from operations and which we believe will increase shareholder value.  The funds will also be used for general working capital.

Year Ended October 31, 2009 Compared to Year Ended October 31, 2008

Total revenues for the year ended October 31, 2009 amounted to $5,643,840 compared to $12,128,852 for the same period in 2008. The decrease in revenues for the twelve months compared to the twelve month period in 2008 was primarily attributable to one of the worst economic downturns in recent history, the tightening of supplier credit, price decreases, increased competition from other distributors added by manufacturers, a decrease in product demand and the disruption in the supply of data cards from one of our suppliers.   Gross profit for the year ended October 31, 2009 amounted to $1,035,738 or 18.35% of total revenues.  This compares to gross profit of $2,397,358 or 19.76% of total revenues for the twelve months ended October 31, 2008.  The decrease in gross margin for the twelve months ended October 31, 2009 is primarily due to some of the Company’s inventory reaching “end of life” status.  Management implemented a sales plan to liquidate this “end of life” inventory at reduced sales price to end users and increase in our  obsolescence provision related to slow moving inventory.

Total operating expenses amounted to $4,079,224 for the twelve months ended October 31, 2009 compared to $3,507,203 for the same period in 2008.  This $572,021 increase primarily relates to selling, general and administrative expense comprising of re-organizational costs incurred during the year, including increased payroll and related costs, and consulting fees, totaling $543,000 related to the hiring of additional sales and administrative personnel.  In addition, increased audit and legal costs associated with the Share Exchange Agreement and the audit of the 2007, 2008 and 2009 consolidated financial statements in accordance with the Public Company Accounting Oversight Board (PCAOB) totaling $152,000 increased our selling and general administrative expenses during the year. This increase was offset by a decrease in bad debt expense of $189,000 as a result of a settlement entered into with a customer.

Interest and other expense increased $209,300 to $353,563 for the twelve months ending October 31, 2009 compared to $144,263 as of October 31, 2008 as a result in increased cost of borrowings, primarily in connection with the convertible debenture and working capital loans provided by related parties.

The loss from operations amounted to $3,043,486 for the year ended October 31, 2009 compared to a loss of $1,109,845 for same period in 2008.  The increase is due to lower sales and increased costs as noted above.  Net loss after interest and income taxes amounted to $3,373,635 for the year ended October 31, 2009, an increase of $2,342,641 over the same period in 2008. With the sales of our new line of routers expected gain traction in fiscal 2010 and a continued demand and supply of broadband data cards, it is anticipated that the company’s losses will decrease year over year, commencing the third quarter of FY 2010.

Liquidity and Financial Condition

Working Capital

	At October 31,
	2009	2008
Current assets	$1,332,777	$3,213,232
Current liabilities	5,046,387	2,742,172
Working capital (deficiency)	$(3,713,610)	$471,060

Our cash on hand as at October 31, 2009 was $260,067. As at October 31, 2009, we had working capital deficiency of $3,713,610. Included in current liabilities at October 31, 2009 is a convertible debenture in the amount of $1,950,000 of which $1,600,000 was converted into equity on November 10, 2009. Current liabilities also include promissory notes payable to related parties in the aggregate of $681,349, of which $502,262 of this amount was converted to equity on January 6, 2010.  We have incurred operating losses since 2008, and this is likely to continue for the year ending October 31, 2010.

We anticipate that our cash on hand and the revenue that we anticipate generating from product sales will not be sufficient to satisfy all of our cash requirements for the next twelve month period. We plan to raise additional capital primarily through the equity financing and further borrowings from our current shareholders and directors if this type of funding continues to be available. We will continue to seek additional funds from our current shareholders and directors to fund our day to day operations until equity financing can be pursued but we have no guarantee that our current shareholders and directors will continue to fund our day to day operations.

We have been focused on changing our business model to include the development of our own line of software to compliment the distribution side of our business. During this period we have experienced a decline in revenues resulting in negative cash flow from operations. We have a total shareholders’ deficit of $2,358,789. As discussed in Note 1 of the Notes to the Consolidated Financial Statements, we have incurred losses from operations and have negative cash flow from operations, a working capital and a net capital deficit that raise substantial doubt about our ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 of the Notes to the Consolidated Financial Statements. The Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.  Our ability to continue as a going concern depends on our success in generating increased revenues and earnings in the immediate and foreseeable future with the introduction of our new line of hardware and software router products and solutions. Furthermore, the continuation of our company as a going concern is dependent upon the continued financial support from our shareholders and lenders and our ability to obtain necessary equity financing to continue operations.  The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Future Fundraising

Fundraising will be one of our primary objectives over the next 12 months. We anticipate our cash requirements for the next 12 months to carry out our business plan will be $3 million.  We do not anticipate generating positive internal operating cash flow until we can generate substantial revenues from the commercial sale of our new line of hardware and software router products and solutions. We intend to raise $3 to $5 million of our cash requirements through equity financings by June 2010.

As noted above, the financial requirements of our company for the next twelve months will depend on our ability to raise the money we require through debt financing and private placements associated with the issuance of additional equity securities of our company to our current stockholders and/or new stockholders. The issuance of additional equity securities by us may result in a significant dilution in the equity interests of our current stockholders. There is no assurance that we will be able to obtain further funds required for our continued operations or that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our operations.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Application of Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to inventory valuation and warranty liabilities, which affect our cost of sales and gross margin; the valuation of intangibles, including software development costs, and patents and trademarks, which could in the future affect our impairment charges to write down the carrying value of intangibles and the amount of related periodic amortization expense recorded for definite-lived intangibles;; and the valuation of deferred income taxes, which affects our income tax expense (benefit). We also have other key accounting policies, such as our policies for stock-based compensation and revenue recognition, including the deferral of a portion of revenues on sales to distributors. The methods, estimates and judgments we use in applying these critical accounting policies have a significant impact on the results we report in our financial statements. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from management’s estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our consolidated financial statements.

Fair Value of Financial Instruments

We have adopted and follow ASC 820-10, “Fair Value Measurements and Disclosures” for measurement and disclosures about fair value of our financial instruments.  ASC 820-10 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, ASC 820-10 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by ASC 820-10 are:

Level 1 — Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2 — Inputs (other than quoted market prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

Level 3 — Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model. Valuation of instruments includes unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

As defined by ASC 820-10, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, which was further clarified as the price that would be received to sell an asset or paid to transfer a liability (“an exit price”) in an orderly transaction between market participants at the measurement date.  The carrying amounts of our financial assets and liabilities, such as cash and cash equivalents, prepaids and other current assets,  and other assets, accounts payable, accrued expenses, accrued interest, taxes payable, and other current liabilities, approximate their fair values because of the short maturity of these instruments.  Our notes payable to shareholders, long-term debt, bridge credit facility and convertible debenture approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to us for similar financial arrangements at October 31, 2009 and 2008.

We do not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, we did not have any fair value adjustments for assets and liabilities measured at fair value at October 31, 2009, nor gains or losses reported in our statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date.

Inventories

Our inventories consist of 3G mobile broadband routers, PC cards, modems and other accessories, and are carried at the lower of average cost, determined on a first-in-first-out (FIFO) basis, or market. The Company reviews inventory for significant average cost variances over market on a quarterly basis. We also write down inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.  If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Warranty Reserves

Our wireless router products typically carry a one year warranty.  We establish reserves for estimated product warranty costs at the time revenue is recognized. Although we engage in extensive product quality programs and processes, our warranty obligation is affected by product failure rates, use of materials and service delivery costs incurred in correcting any product failure.  We calculate a warranty provision using historical data to estimate the percentage of our wireless router products that will require repairs or replacements during the warranty period.   Management reviews and updates its estimates as actual warranty expenditures change over the product’s life cycle. Should actual product failure rates, use of materials or service delivery costs differ from management’s estimates, additional warranty reserves could be required, which could reduce gross margin.

Impairment of Long-Lived Assets

We review the carrying value of our long-lived assets, which include property and equipment, and intangible assets (other than goodwill) annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate in accordance with Statement of ASC 360-10-35, Property, Plant and Equipment – Subsequent Measurement.  We assess recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance, growth rates and other factors. Estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, changes to the business model or changes in operating performance. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, an impairment loss will be recognized, measured as the amount by which the carrying value exceeds the fair value of the asset. Fair value is determined using available market data, comparable asset quotes and/or discounted cash flow models.   Management conducted an evaluation of long-lived assets and determined no impairments currently exist.

Software Development Costs

We capitalize software development costs in accordance with ASC 985-20 (SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed).   Software development costs consist of labor and overhead costs related to development of the Company’s suite of NexWare™ firmware for the Company’s suite of wireless routers.  Software development costs are capitalized when technological feasibility and marketability of the related product has been established.  On June 1, 2008, the Company established technological feasibility upon successful completion and testing of the Company’s first working router product pilot firmware program.   Capitalized software costs will be amortized on a product-by-product basis, three to five years, beginning when the product is available for general release to customers. As of October 31, 2009 and 2008, the Company capitalized $1,043,009 and $315,817, respectively, in connection with software development costs.  Interest in the amount of $10,852 and $36,293 was capitalized and included in software development costs for the year ended October 31, 2009 and 2008, respectively. General release of the Company’s software product is expected to occur at the end of May 2010.  Therefore, no amortization expense has been was recorded to date.

Intangible Assets

Our intangible assets, consist principally of patents and trademarks, are accounted for in accordance with ASC 350.30, formerly known as SFAS No. 142, Goodwill and Other Intangibles.  Intangible assets that have finite lives are amortized using the straight-line method over their estimated useful lives of fifteen years.

Valuation of Deferred Income Taxes

We record valuation allowances to reduce our deferred tax assets to an amount that we believe is more likely than not to be realized. We consider estimated future taxable income and ongoing prudent and feasible tax planning strategies, including reversals of deferred tax liabilities, in assessing the need for a valuation allowance. If we were to determine that we will not realize all or part of our deferred tax assets in the future, we would make an adjustment to the carrying value of the deferred tax asset, which would be reflected as income tax expense. Conversely, if we were to determine that we will realize a deferred tax asset, which currently has a valuation allowance, we would reverse the valuation allowance which would be reflected as an income tax benefit or as an adjustment to shareholders’ equity. For financial statement reporting purposes, we must make certain estimates and judgments. These estimates and judgments are applied in the calculation of certain tax liabilities and in the determination of the recoverability of deferred tax assets, which arise from temporary differences between the recognition of assets and liabilities for tax and financial statement reporting purposes.

Revenue Recognition

We recognize revenue, net of sales tax, when all four basic criteria are met: 1) there is evidence that an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectability is reasonably assured.  In addition, we do not recognize revenue until all of the customers’ acceptance criteria have been met. The criteria are usually met at the time of product shipment, except for shipments to distributors with rights of return.  We defer the portion of revenue from shipments to distributors subject to rights of return until the agreed upon percentage of return or cancellation privileges lapse. Revenue recognition related to customization services and provisioning is recognized when services are performed.

Stock-Based Compensation Expense

We account for stock-based compensation in accordance with the provisions of ASC 718, Stock Compensation, formerly known as SFAS No. 123R, which requires all share-based payments to be recognized in our financial statements based on their respective grant date fair values. Under this standard, the fair value of each employee stock option is estimated on the date of grant using an option pricing model that meets certain requirements.   Consistent with the provisions of ASC 718, we estimate the fair value of stock options and shares issued under its employee stock purchase plan using the Black-Scholes option-pricing model.  Fair value is estimated on the date of grant and is then recognized (net of estimated forfeitures) as expense in our Consolidated Statement of Operations over the requisite service period (generally the vesting period).   ASC 718 requires that we estimate the fair value of stock-based compensation on the date of grant using an option-pricing model. The Company uses the Black-Scholes model to value stock-based compensation.  The Black-Scholes model determines the fair value of stock-based payment awards based on the stock price on the date of grant and is affected by assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Although the fair value of stock options granted by us is determined in accordance with ASC 718 and Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment, (“SAB 107”) as amended by SAB No. 110, using an option-pricing model, this value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Recent Accounting Pronouncements

In September 2009, Financial Accounting Standards Board (“FASB”) issued ASC 605-25, Revenue Recognition - Multiple-Deliverable Revenue Arrangements, formerly Emerging Issues Task Force (EITF) 00-21. This guidance addresses how to separate deliverables and how to measure and allocate consideration to one or more units of accounting. Specifically, the guidance requires that consideration be allocated among multiple deliverables based on relative selling prices. The guidance establishes a selling price hierarchy of (1) vendor-specific objective evidence, (2) third-party evidence and (3) estimated selling price. This guidance is effective for annual periods beginning after December 15, 2009 but may be early adopted as of the beginning of an annual period. The Company is currently evaluating the effect that this guidance will have on its consolidated financial position and results of operations.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162, now referred to as ASC 105-10, Generally Accepted Accounting Principles. The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 30, 2009.  The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 165, later codified in ASC 855-10, Subsequent Events. ASC 855-10 establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009.  The adoption of ASC 855-10 did not have a material effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position No. 107-1 and APB Opinion No. 28-1 (FSP 107-1 and APB 28-1), later codified in ASC 825-10-65-1, Interim Disclosures about Fair Value of Financial Instruments. FSP 107-1 and APB 28-1 require fair value disclosures in both interim, as well as annual, financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. FSP 107-1 and APB 28-1 became effective for the Company in the quarter ended July 31, 2009, and their adoption did not have a material impact on the Company's consolidated financial statements.

In June 2008, the EITF ratified EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, now referred to as ASC 815-40-15. ASC 815-40-15 provides guidance in assessing whether derivative instruments meet the criteria in paragraph 11(a) of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, now referred to as ASC 815, for being considered indexed to an entity’s own common stock. ASC 815-40-15 is effective for fiscal years beginning after December 15, 2008. We have completed our evaluation of the impact of ASC 815-40-15 and believe the impact was immaterial based on the nature of our derivative and hedging activities.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets, now referred to as FASB ASC 350-30-65-1. It amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Intangible Assets, now referred to as ASC 350. ASC 350-30-65-1 is effective for fiscal years beginning after December 15, 2008 and may not be adopted early. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133, now referred to as ASC 815. ASC 815 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  ASC 815 is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

In December 2007, the FASB issued SFAS No.141R, Business Combinations, now referred to as ASC 805. ASC 805 establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate and financial effects of the business combination.  The guidance will become effective for the fiscal year beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements, unless the Company enters into a material business combination transaction. The Company believes that the adoption of ASC 805 would have an impact on the accounting for any future acquisition, if one were to occur.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51, now referred to as ASC 810. ASC 810 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NEXAIRA WIRELESS INC.

(formerly Technology Publishing, Inc.)

Index

Report of Independent Registered Accounting Firm	F–2

Consolidated Balance Sheets	F–3

Consolidated Statements of Operations	F–4

Consolidated Statements of Cash Flows	F–5

Consolidated Statement of Shareholders’ (Deficit) Equity and Comprehensive Income (Loss)	F–6

Notes to the Consolidated Financial Statements	F–7

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

NexAira Wireless Inc. and Subsidiaries

San Diego, California

We have audited the accompanying consolidated balance sheets of NexAira Wireless Inc. and Subsidiaries as of October 31, 2009 and 2008 and the related consolidated statements of operations, shareholders’ equity (deficit) and comprehensive income (loss), and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NexAira Wireless Inc. and Subsidiaries at October 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred losses from operations and has negative cash flow from operations, a working capital and a net capital deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Seidman, LLP

San Diego, California

January 29, 2010

NEXAIRA WIRELESS INC. AND SUBSIDIARIES

(formerly Technology Publishing, Inc.)

Consolidated Balance Sheets

	October 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$260,067	$421,700
Accounts receivable, net	204,163	1,132,588
Inventories, net	671,082	1,445,465
Income tax receivable	110,140	110,140
Prepaids and other current assets	87,325	103,339
Total current assets	1,332,777	3,213,232

Property and equipment, net	226,089	290,591

Other assets:
Software development costs	1,043,009	315,817
Patents and trademarks	85,723	22,921
Security deposit	-	10,157
Total other assets	1,128,732	348,895

TOTAL ASSETS	$2,687,598	$3,852,718

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY

Current liabilities:
Convertible debenture, net	$1,950,000	$481,183
Bridge credit facility	-	500,000
Note payable to vendor, net	865,453	-
Accounts payable	632,452	1,432,626
Promissory notes payable to related parties, net	681,349	-
Note payable to bank	84,972	27,609
Accrued expenses and other current liabilities	799,969	300,754
Due to shareholders	32,192	-
Total current liabilities	5,046,387	2,742,172
Long-term debt	-	75,389
TOTAL LIABILITIES	5,046,387	2,817,561

Commitments and contingencies

Shareholders’ (deficit) equity:
Common stock, $0.001 par value:
Authorized shares — 539,200,000
Issued and outstanding – 36,329,262 and 15,489,262, respectively	36,329	15,489
Additional paid-in capital	1,504,289	1,482,926
Accumulated deficit	(3,824,143)	(450,508)
Other comprehensive loss:
Foreign exchange translation	(75,264)	(12,750)
TOTAL SHAREHOLDERS’ (DEFICIT) EQUITY	(2,358,789)	1,035,157
TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY	$2,687,598	$3,852,718

See Accompanying Notes to Consolidated Financial Statements

NEXAIRA WIRELESS INC. AND SUBSIDIARIES

(formerly Technology Publishing, Inc.)

Consolidated Statements of Operations

	For the Year Ended October 31,
	2009	2008

Revenues:
Products	$5,587,128	$11,890,562
Services	56,712	238,290
Total revenues	5,643,840	12,128,852

Cost of revenues:
Products	4,604,277	9,512,473
Services	3,825	219,021
Total cost of revenues	4,608,102	9,731,494
Gross profit	1,035,738	2,397,358

Operating expenses:
Research and development	419,751	440,170
Selling, general and administrative	3,659,473	3,067,033
Total operating expenses	4,079,224	3,507,203
Loss from operations	(3,043,486)	(1,109,845)

Other (expense) income:
Interest and other income	22,792	127,845
Interest and other expense	(353,563)	(144,263)
Total other (expense) income	(330,771)	(16,418)
Loss from operations before income taxes	(3,374,257)	(1,126,263)
Income tax benefit	622	95,269
Net loss	$(3,373,635)	$(1,030,994)

Per share data:
Weighted average shares outstanding used in computation of basic and diluted net loss per share:
Basic and diluted	21,928,056	13,256,157

Net loss per share:
Basic and diluted	$(0.15)	$(0.08)

See Accompanying Notes to Consolidated Financial Statements

NEXAIRA WIRELESS INC. AND SUBSIDIARIES

(formerly Technology Publishing, Inc.)

Consolidated Statements of Cash Flows

	For the Year Ended October 31,
	2009	2008

Cash flows from operating activities:
Net loss	$(3,373,635)	$(1,030,994)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	133,961	104,519
Loss on disposal of fixed assets	9,668	6,202
Provision for bad debts	19,000	183,543
Provision for inventory obsolescence	257,917	29,802
Warranty reserve	30,301	45,000
Stock-based compensation expense	15,871	131,171
Net liabilities assumed in connection with Share Exchange Agreement	(77,905)	-
Net liabilities transferred with the sale of Westside Publishing Ltd.	27,056	-
Accretion of discount on debt	52,766	9,183
Change in deferred taxes	-	(6,000)
Changes in operating assets and liabilities:
Accounts receivable	909,425	496,281
Inventories	516,466	1,083,357
Income tax receivable	-	(110,140)
Prepaids and other current assets	10,829	166,481
Security deposit	-	1,231
Accounts payable	495,122	(1,913,596)
Accrued expenses and other current liabilities	468,914	(247,831)
Net cash used in operating activities	(504,244)	(1,051,791)
Cash flows from investing activities:
Purchases of property and equipment	(63,785)	(249,863)
Software development costs	(727,192)	(315,817)
Patents and trademarks	(62,802)	(22,921)
Net cash used in investing activities	(853,779)	(588,601)
Cash flows from financing activities:
Net proceeds from convertible debenture	950,000	464,332
Proceeds from bridge credit facility	-	500,000
Net proceeds from borrowings from related parties	687,394	-
Repayment of note payable to vendor	(392,656)	-
Repayment of note payable to bank	(18,026)	(85,029)
Advances from shareholder	32,192	-
Repayment of notes payable to shareholders	-	(37,967)
Net cash provided by financing activities	1,258,904	841,336
Effect of exchange rate changes on cash	(62,514)	46,215
Net decrease in cash and cash equivalents	(161,633)	(752,841)
Cash and cash equivalents at beginning of period	421,700	1,174,541
Cash and cash equivalents at end of period	$260,067	$421,700

See Accompanying Notes to Consolidated Financial Statements

NEXAIRA WIRELESS INC. AND SUBSIDIARIES

(formerly Technology Publishing, Inc.)

Consolidated Statements of Changes in Shareholders’ (Deficit) Equity and Comprehensive Income (Loss)

			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)		Comprehensive Income (Loss)
	Common
	Stock	Amount				Total
BALANCE OCTOBER 31, 2007	9,625,354	$9,625	$329,619	$(58,965)	$580,486	$860,765
Conversion of convertible debenture into common stock	5,645,162	5,645	994,355			1,000,000
Issuance of additional shares in connection with repricing shares previously issued in conversion of convertible loans	218,746	219	(219)			-
Issuance of stock options in connection with amendment of convertible debenture			28,000			28,000
Stock-based compensation			131,171			131,171
Net loss					(1,030,994)	(1,030,994)	$(1,030,994)
Foreign exchange translation				46,215		46,215	46,215
Total comprehensive loss							$(984,779)

BALANCE OCTOBER 31, 2008	15,489,262	15,489	1,482,926	(12,750)	(450,508)	1,035,157

Repricing of stock options in connection with amendment of convertible debenture			25,806			25,806
Issuance of warrants in connection with related party debt			12,000			12,000
Issuance of warrants to vendor in connection with Amended Note Payable Agreement			39,375			39,375
Issuance of common stock for Share Exchange Agreement with Technology Publishing, Inc.,	81,640,000	81,640	(159,545)			(77,905)
Sales of Westside Publishing
Ltd. for cancellation of common stock	(40,800,000)	(40,800)	67,856			27,056

Return and cancelation of common shares by former officer and director of Technology Publishing	(20,000,000)	(20,000)	20,000			-
Stock-based compensation			15,871			15,871
Net loss					(3,373,635)	(3,373,635)	$(3,373,635)
Foreign exchange translation				(62,514)		(62,514)	(62,514)
Total comprehensive loss							$(3,436,149)

BALANCE OCTOBER 31, 2009	36,329,262	$36,329	$1,504,289	$(75,264)	$(3,824,143)	$(2,358,789)

See Accompanying Notes to Consolidated Financial Statements

NEXAIRA WIRELESS INC. AND SUBSIDIARIES

(formerly Technology Publishing, Inc.)

Notes to Consolidated Financial Statements

For the Years Ended October 31, 2009 and 2008

1.

THE COMPANY

Nexaira Wireless, Inc. (“the Company”), formerly known as Technology Publishing, Inc. (“TPI”) was incorporated in the State of Nevada on March 19, 2007. The Company is headquartered in Vancouver, British Columbia Canada and its principal operations are located in San Diego, California.  The Company develops and distributes 3G mobile wireless broadband and router solutions, as well as communications software to wireless operators, distributors, original equipment manufacturers (OEMs), and vertical markets worldwide. The Company also provides customization services, marketing tools, provisioning and airtime activations based on individual customer needs. The Company is publicly traded on the Over-the-Counter Bulletin Board (OTCBB) under the symbol “NXWI” and can be found on the worldwide web at www.nexaira.com.

Nexaira Inc. (“Nexaira”) incorporated as M2M Wireless Ltd on November 11, 2004 under the Alberta, Canada Business Corporations Act. On June 8, 2005 Nexaira incorporated its wholly-owned subsidiary in the State of California under the name Nexaira, Inc., and effected a name change of its Canadian parent corporation to Nexaira Inc. effective December 12, 2005 to better reflect its business and marketing opportunities. On September 28, 2009, the shareholders of Nexaira entered into a Share Exchange Agreement with TPI and its wholly-owned subsidiary, Westside Publishing Ltd, a private Canadian based company under common control, whereby Nexaira merged with and into TPI, with Nexaira remaining as the surviving corporation. For financial statement reporting purposes, the merger was treated as a reverse acquisition with Nexaira deemed the accounting acquirer and TPI deemed the accounting acquiree under the purchase method of accounting in accordance with ASC 805-10-40, Business Combinations – Reverse Acquisitions. The reverse merger is deemed a recapitalization and the consolidated financial statements represent the continuation of the financial statements of Nexaira (the accounting acquirer/legal subsidiary) except for is capital structure, and the consolidated financial statements reflect the assets and liabilities of Nexaira recognized and measured at their carrying value before the combination and the assets and liabilities of TPI (the legal acquiree/legal parent).  The equity structure reflects the equity structure of TPI, the legal parent, and the equity structure of Nexaira, the accounting acquirer, as restated using the exchange ratios established in the Share Exchange Agreement to reflect the numbers of shares of the legal parent.  .

Effective October 26, 2009 the merger was completed with TPI, a Nevada Corporation which was incorporated solely to effect a change in TPI’s name from “Technology Publishing, Inc.” to “Nexaira Wireless, Inc.”.  The name change became effective with the OTCBB at the opening for trading on November 2, 2009 under the new stock symbol “NXWI”. In connection with the closing of the share exchange agreement, the officers of TPI resigned, with Nexaira’s officers and directors duly appointed.

Effective October 29, 2009, the Company entered into a Share Purchase Agreement with TPI’s former officer and director, whereby the Company divested Westside Publishing Ltd. as consideration for the cancellation of 40.8 million shares of the Company’s restricted common stock.   In addition, on October 29, 2009, the Company entered into a return to treasury agreement with a former shareholder, whereby the former shareholder agreed to return 20,000,000 restricted common shares to the company for cancellation effective October 30, 2009.

See Note 3 – Share Exchange Agreement.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company has experienced a decline in revenues, and has negative cash flows from operations, negative working capital and capital deficits, which raise substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, an additional cash infusion.  As discussed in Note 7 – Bridge Credit Facility and Convertible Debenture, the Company has obtained funds from related parties since its inception through the date of this report, January 29, 2010. Management believes this funding will  continue,  and  is  also  actively  seeking  new  investors. Management  believes  the existing  shareholders  and prospective  new investors  will provide the  additional  cash needed to meet the  Company's obligations as they become due, and will allow the  development of its core business.

Recent tightening of the credit markets and unfavorable economic conditions has led to a low level of liquidity in many financial markets and extreme volatility in the credit and equity markets.  As contemplated by the share exchange agreement, described in Note 3, entered into on September 28, 2009, management expects to access the equity markets to raise cash in the near future.  The Company plans to raise $3 to $5 million within the next three to six months through equity financing.   However, there is no assurance that the Company will be successful in securing additional capital.   In addition, if signs of improvement in the global economy do not progress as expected and the economic slowdown continues or worsens, the Company’s business, financial condition, cash flows and results of operations will be adversely affected. If that happens, the Company’s ability to access the capital or credit markets may worsen and it may not be able to obtain sufficient capital to satisfy or refinance all of its outstanding debt obligations as the obligations are required to be paid.  The Company is dependent on the continued financial support of its principal shareholder and convertible debenture investor.  If the Company is unable to achieve projected operating results and/or obtain the additional contemplated financing, management will be required to curtail growth plans and reduce development activities.  Should the Company not be able to obtain new capital required to it would have to renegotiate the terms of its existing loan agreements with a supplier and related parties.  The Company will be required to consider strategic and other alternatives, including, among other things, the sale of assets to generate funds, the negotiation of revised terms of its indebtedness, additional exchanges of its existing indebtedness obligations for new securities and additional equity offerings. The Company has retained financial advisors to assist it in considering these strategic, restructuring or other alternatives. There is no assurance that the Company will be successful in completing any of these alternatives.  The Company’s failure to satisfy or refinance any of its indebtedness obligations as they come due, including through additional exchanges of new securities for existing indebtedness obligations or additional equity offerings, including through additional exchanges of new securities for existing indebtedness obligations or additional equity offerings, will result in a default and potential acceleration of its remaining indebtedness obligations and will have a material adverse effect on its business and continuance as a going concern.

2.

SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America and include the accounts of the Company, and its wholly-owned subsidiary, Nexaira, Inc., a California Corporation.   All significant intercompany accounts and transactions have been eliminated.

Foreign Currency

The functional currency of the Company’s Canadian operations is the Canadian dollar.  Assets and liabilities of the Company’s Canadian operations are translated into U.S. dollars at end-of-period exchange rates. Revenues and expenses are translated at average exchange rates in effect for the period. Net currency exchange gains or losses resulting from such translations are excluded from net income and are accumulated in a separate component of shareholders’ equity as accumulated other comprehensive income (loss). Gains and losses resulting from foreign currency, which are not significant, are included in the consolidated statements of operations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and also requires disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates made by management include revenue recognition estimates, the valuation of deferred income tax assets, the valuation of equity instruments, allowance for doubtful accounts, inventory obsolescence and warrants issued in connection with debt.

Revenue Recognition

The Company recognizes revenue, net of sales tax, when all four basic criteria are met: 1) there is evidence that an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectability is reasonably assured.  In addition, the Company does not recognize revenue until all customers’ acceptance criteria have been met. The criteria are usually met at the time of product shipment, except for shipments to distributors with rights of return.  The portion of revenue from shipments to distributors subject to rights of return is deferred until the agreed upon percentage of return or cancellation privileges lapse.   Revenue recognition related to customization services and provisioning is recognized when services are performed.  In accordance with FASB ASC 605-45 (Emerging Issues Task Force (EITF) Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs), the Company includes shipping and handling fees billed to customers in net revenues. Amounts incurred by the Company for freight are included in cost of goods sold.

Computation of Income and Loss per Share

The Company computes income and loss per share in accordance with ASC 260, formerly SFAS No. 128, Earnings per Share.  ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statements of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Fair Value of Financial Instruments

The Company has adopted and follows ASC 820-10, “Fair Value Measurements and Disclosures” for measurement and disclosures about fair value of its financial instruments.  ASC 820-10 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, ASC 820-10 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by ASC 820-10 are:

Level 1 — Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2 — Inputs (other than quoted market prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

Level 3 — Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model. Valuation of instruments includes unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

As defined by ASC 820-10, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, which was further clarified as the price that would be received to sell an asset or paid to transfer a liability (“an exit price”) in an orderly transaction between market participants at the measurement date.  The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, prepaids and other current assets,  and other assets, accounts payable, accrued expenses, accrued interest, taxes payable, and other current liabilities, approximate their fair values because of the short maturity of these instruments.  The Company’s notes payable to shareholders, long-term debt, bridge credit facility and convertible debenture approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at October 31, 2009 and 2008.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at October 31, 2009, nor gains or losses reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, trade accounts receivable, revenue and suppliers.

The Company’s cash and cash equivalents are placed at financial institutions, which at times, may exceed federally insured limits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk.   Effective October 3, 2008, the Emergency Economic Stabilization Act of 2008 raised the Federal Deposit Insurance Corporation deposit coverage limits to $250,000 per owner from $100,000 per owner. This program is currently available through December 31, 2013.   The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk on cash and cash equivalents.

The Company provides products and services to a variety of customers worldwide.  Concentration of credit risk with respect to revenues and trade receivables is limited due to the geographic and industry dispersion of the Company’s customer base. The Company has not experienced significant credit losses on its customer accounts.  A small number of customers has typically accounted for a large percentage of the Company’s annual revenues and trade accounts receivable.  Three customers accounted for 23%, 17% and 16%, respectively, of the Company’s revenues for the year ended October 31, 2009.   Two customers accounted for 11% and 10%, respectively, of the Company’s revenues for the year ended October 31, 2008.   Two customers accounted for 26% and 17%, respectively, of trade accounts receivable as of October 31, 2009.  As of October 31, 2008, four customers accounted for 16%, 15%, 12% and 11% of outstanding trade accounts receivable.

The Company relied on two and four suppliers, respectively, to provide 76% and 90% of total inventory purchases for the years ended October 31, 2009 and 2008, respectively.

Cash and Cash Equivalent

The Company considers all highly liquid investments with an original maturity from the date of purchase of 90 days or less to be cash equivalents.  Cash and cash equivalents consist of cash on hand and in banks, and credit card receivables.

Accounts Receivable

Accounts receivable are recorded at the invoice amount at the time of sale.  The Company continually monitors the collectability of its trade receivables based on a combination of factors. The Company records specific allowances for bad debts in selling, general and administrative expense when the Company becomes aware of a specific customer’s inability to meet its financial obligation, and all collection efforts are exhausted.  As of October 31, 2009 and 2008, the allowance for doubtful accounts was $19,000 and $183,543, respectively.

Inventories

Inventories consist of 3G mobile broadband routers, PC cards, modems and other accessories, and are carried at the lower of average cost, determined on a first-in-first-out (FIFO) basis, or market. The Company reviews inventory for significant average cost variances over market on a quarterly basis. The Company also writes down inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.  If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. As of October 31, 2009 and 2008, inventory obsolescence reserve totaled $306,586 and $49,248, respectively.

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method, generally over the following periods:

Period
Computer equipment and related	3 years
Computer software and website development costs	3 years
Office and lab equipment	5 years
Furniture and fixtures	5 years
Leasehold improvements	Based on lease term, or the lesser of the remaining lease term

Improvements to leased property are amortized using the straight-line method over the lesser of the remaining term of the lease or the estimated useful lives of the improvements. Direct external and internal costs of developing software for the Company’s website, as well as accounting software for internal use, are capitalized, and depreciated when placed into service.  Expenditures for ordinary repairs and maintenance are expensed as incurred.

Impairment of Long-Lived Assets

In accordance with Statement of ASC 360-10-35, Property, Plant and Equipment – Subsequent Measurement, formerly known as SFAS No. 144, the Company reviews the carrying value of its long-lived assets, which includes property and equipment, and intangible assets (other than goodwill) annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance, growth rates and other factors. Estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, changes to the business model or changes in operating performance. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, an impairment loss will be recognized, measured as the amount by which the carrying value exceeds the fair value of the asset. Fair value is determined using available market data, comparable asset quotes and/or discounted cash flow models.   Management conducted an evaluation of long-lived assets and determined no impairments currently exist.

Research and Development Costs

Internal costs relating to research and development costs incurred for new software products and enhancements to existing products, other than certain software development costs that qualify for capitalization, are expensed as incurred.

Software Development Costs

The Company capitalizes software development costs in accordance with ASC 985-20 (SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed).   Software development costs consist of labor and overhead costs related to development of the Company’s suite of NexWare™ firmware for the Company’s suite of wireless routers.  Software development costs are capitalized when technological feasibility and marketability of the related product has been established.  On June 1, 2008, the Company established technological feasibility upon successful completion and testing of the Company’s first working router product pilot firmware program.   Capitalized software costs will be amortized on a product-by-product basis, three to five years, beginning when the product is available for general release to customers.   As of October 31, 2009 and 2008, the Company capitalized $1,043,009 and $315,817, respectively, in connection with software development costs.   Interest in the amount of $10,852 and $36,293 was capitalized and included in software development costs for the year ended October 31, 2009 and 2008, respectively.  General release of the Company’s software product is expected to occur at the end of May 2010.  Therefore, no amortization expense has been was recorded to date.

Intangible Assets

Intangible assets, consisting principally of patents and trademarks, are accounted for in accordance with ASC 350.30, formerly known as SFAS No. 142, Goodwill and Other Intangibles.  Intangible assets that have finite lives are amortized using the straight-line method over their estimated useful lives of fifteen years.

Warranty Reserves

The Company’s wireless router products typically carry a one year warranty.  Reserves are established for estimated product warranty costs at the time revenue is recognized. Although the Company engages in extensive product quality programs and processes, its warranty obligation is affected by product failure rates, use of materials and service delivery costs incurred in correcting any product failure.  The Company calculates a warranty provision using historical data to estimate the percentage of its wireless router products will require repairs or replacements during the warranty period.   Management reviews and updates its estimates as actual warranty expenditures change over the product’s life cycle.     Should actual product failure rates, use of materials or service delivery costs differ from the Company’s estimates, additional warranty reserves could be required, which could reduce gross margin.

The following table summarizes warranty reserve activity, which is included in accrued expenses and other current liabilities in the Consolidated Balance Sheets, as of October 31, 2009 and 2008:

	October 31,
	2009	2008

Beginning balance	$45,000	$-
Charged to cost of revenues	30,301	45,000
Charges incurred	(68,080)	-
Ending balance	$7,221	$45,000

Advertising Expense

The Company expenses all advertising costs, which are included in selling, general and administrative in the Consolidated Statements of Operations, as they are incurred.  Advertising expense for the years ended October 31, 2009 and 2008 totaled $48,637 and $12,537, respectively.

Income Taxes

The Company accounts for income taxes under ASC 740-10, Income Taxes. Deferred income tax assets and liabilities are recognized based on differences between the financial statement and tax basis of assets and liabilities using presently enacted tax rates.  At each balance sheet date, the Company evaluates the available evidence about future taxable income and other possible sources of realization of deferred tax assets, and records a valuation allowance that reduces the deferred tax assets to an amount that represents management’s best estimate of the amount of such deferred tax assets that more likely than not will be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

In fiscal year 2008, the Company adopted amendments under ASC 740-10-50, Accounting for Uncertain Tax Positions, formerly Financial Accounting Standards Board Interpretation No. 48 (“FIN 48”), which clarify the accounting for uncertainty in tax positions recognized in the financial statements. Under these provisions, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The related amendments also provide guidance on measurement, classification, interest and penalties associated with tax positions, and income tax disclosures.

The Company is subject to taxation in the U.S., Canada, and various state jurisdictions. The Company’s calculation of its tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. If, based on new facts that arise within a period, management ultimately determines that the payment of these liabilities will be unnecessary, the liability will be reversed and the Company will recognize a tax benefit during the period in which it is determined the liability no longer applies. Conversely, the Company records additional tax charges in a period in which it is determined that a recorded tax liability is less than the ultimate assessment is expected to be.

The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations and court rulings. Therefore, the actual liability for U.S., Canadian taxes, or the various state jurisdictions, may be materially different from management’s estimates, which could result in the need to record additional tax liabilities or potentially reverse previously recorded tax liabilities. Interest and penalties are included in tax expense.

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with the provisions of ASC 718, Stock Compensation formerly known as SFAS No. 123R, which establishes the accounting for share-based awards and the inclusion of their fair value in net earnings in the respective periods the awards were earned. Consistent with the provisions of ASC 718, the Company estimates the fair value of stock options and shares issued under its employee stock purchase plan using the Black-Scholes option-pricing model.  Fair value is estimated on the date of grant and is then recognized (net of estimated forfeitures) as expense in the Consolidated Statement of Operations over the requisite service period (generally the vesting period).

ASC 718 requires companies to estimate the fair value of stock-based compensation on the date of grant using an option-pricing model. The Company uses the Black-Scholes model to value stock-based compensation.  The Black-Scholes model determines the fair value of stock-based payment awards based on the stock price on the date of grant and is affected by assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Although the fair value of stock options granted by the Company is determined in accordance with ASC 718 and Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment, (“SAB 107”) as amended by SAB No. 110, using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

The fair value of the options granted is estimated using the Black-Scholes option-pricing model assumptions listed in the following table:

Dividend yield	0%
Expected volatility	50% - 60%
Risk free interest rate	1.31% - 2.89%
Expected lives	3 years
Expected forfeitures	10% - 33%

Compensation Amortization Period.  All stock-based compensation is amortized over the requisite service period of the awards, which is generally the same as the vesting period of the awards. The Company amortizes the fair value on a straight-line basis over the expected service period, less estimated forfeitures.

Expected Life.  The expected life of stock options granted represents the expected weighted average period of time from the date of grant to the estimated date that the stock option would be fully exercised.

Expected Volatility.  Expected volatility is a measure of the amount by which the stock price is expected to fluctuate. Due to limited volatility history, the Company estimates the expected volatility of its stock options at their grant date by equally weighting the historical volatility of four similar public companies.

Risk-Free Interest Rate.  The risk-free interest rate is the implied yield currently available on zero-coupon government issues with a remaining term equal to the expected life.

Expected Dividends.  The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. Consequently, the Company uses an expected dividend yield of zero percent in valuation models.

Expected Forfeitures.  As stock-based compensation expense is based on awards that are ultimately expected to vest, it should be reduced for estimated forfeitures.  ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures rates were based upon the average of expected forfeitures data using the Company’s current demographics and standard probabilities of employee turnover and the annual forfeiture rate based on the Company’s historical forfeiture rates.

The Company retained an independent valuation firm to analyze its valuation methodology of the fair market value used in determining compensation expense under ASC 718.  The independent valuation firm supported management’s assumptions that the fair market value of the Company’s common stock was reasonable.

The amount of unearned stock-based compensation currently estimated to be expensed from now through fiscal 2012 related to unvested share-based payment awards at October 31, 2009 is $10,385. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 2.5 years. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.  The Company modified the exercise price of these outstanding options in March 2009.  The additional incremental expense related to the modification was expensed over the remaining term.  Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional equity awards or assumes unvested equity awards in connection with acquisitions.

Segments of a Business Enterprise

The Company currently operates in one reportable operating segment.  ASC 250, formerly SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way public business enterprises report information about operating segments in annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports.  ASC 250 also establishes standards for related disclosures about products and services, geographic areas and major customers.  Although the Company had two operating segments at October 31, 2009, under aggregation criteria set forth in ASC 250, the Company operates in only one reportable operating segment.

Under ASC 250, two or more operating segments may be aggregated into a single operating segment for financial reporting purposes if aggregation is consistent with the objective and basic principles of ASC 250, if the segments have similar economic characteristics, and if the segments are similar in each of the following areas:

-	the nature of products and services;
-	the nature of the production processes;
-	the type or class of customer for their products and services; and
-	the methods used to distribute their products or provide their services.

Because the Company meets each of the criteria set forth in ASC 250 and the two operating segments as of October 31, 2009 share similar economic characteristics, the Company aggregates its results of operations into one reportable operating segment.   The Company’s revenues are derived from geographic locations primarily located in the United States and Canada.

Recent Accounting Pronouncements

In September 2009, Financial Accounting Standards Board (“FASB”) issued ASC 605-25, Revenue Recognition - Multiple-Deliverable Revenue Arrangement, formerly Emerging Issues Task Force (EITF) 00-21. This guidance addresses how to separate deliverables and how to measure and allocate consideration to one or more units of accounting. Specifically, the guidance requires that consideration be allocated among multiple deliverables based on relative selling prices. The guidance establishes a selling price hierarchy of (1) vendor-specific objective evidence, (2) third-party evidence and (3) estimated selling price. This guidance is effective for annual periods beginning after December 15, 2009 but may be early adopted as of the beginning of an annual period. The Company is currently evaluating the effect that this guidance will have on its consolidated financial position and results of operations.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162, now referred to as ASC 105-10, Generally Accepted Accounting Principles. The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 30, 2009.  The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 165, later codified in ASC 855-10, Subsequent Events. ASC 855-10 establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009.  The adoption of ASC 855-10 did not have a material effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position No. 107-1 and APB Opinion No. 28-1 (FSP 107-1 and APB 28-1), later codified in ASC 825-10-65-1, Interim Disclosures about Fair Value of Financial Instruments. FSP 107-1 and APB 28-1 require fair value disclosures in both interim, as well as annual, financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. FSP 107-1 and APB 28-1 became effective for the Company in the quarter ended July 31, 2009, and their adoption did not have a material impact on the Company's consolidated financial statements.

In June 2008, the EITF ratified EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, now referred to as ASC 815-40-15. ASC 815-40-15 provides guidance in assessing whether derivative instruments meet the criteria in paragraph 11(a) of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, now referred to as ASC 815, for being considered indexed to an entity’s own common stock. ASC 815-40-15 is effective for fiscal years beginning after December 15, 2008. We have completed our evaluation of the impact of ASC 815-40-15 and believe the impact was immaterial based on the nature of our derivative and hedging activities.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets, now referred to as FASB ASC 350-30-65-1. It amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Intangible Assets, now referred to as ASC 350. ASC 350-30-65-1 is effective for fiscal years beginning after December 15, 2008 and may not be adopted early. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133, now referred to as ASC 815. ASC 815 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  ASC 815 is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

In December 2007, the FASB issued SFAS No.141R, Business Combinations, now referred to as ASC 805. ASC 805 establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate and financial effects of the business combination.  The guidance will become effective for the fiscal year beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements, unless the Company enters into a material business combination transaction. The Company believes that the adoption of ASC 805 would have an impact on the accounting for any future acquisition, if one were to occur.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51, now referred to as ASC 810. ASC 810 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

3.

SHARE EXCHANGE AGREEMENT

On September 28, 2009, the shareholders of Nexaira entered into a Share Exchange Agreement with Technology Publishing, Inc. (“TPI”), a Company publicly traded on the Over-the-Counter Bulletin Board (OTCBB) and its wholly-owned subsidiary, Westside Publishing Ltd, a private Canadian based company under common control, whereby the Company merged with and into TPI, with the Company remaining as the surviving corporation.  The merger transaction contained several elements that were contemplated to be completed within seven business days from September 29, 2009.  The series of transactions included 1) the purchase of Westside Publishing Ltd. by the former president and a shareholder of TPI for the return of 40,800,000 shares of common stock; 2) the return of 20,000,000 shares of TPI stock in exchange for indemnification to a former director for his actions as an officer and director of TPI; and 3) the mandatory conversion of  Nexaira’s $1,600,000 convertible debt, that was assumed by TPI,  into 19,250,000 shares of common stock. (See Note 16 – Subsequent Event).  The Company determined there were no amounts to record as a liability for the indemnification provided to the former director because of the limited operations.  Because the acquisition was predicated on these transactions it was accounted for as one combined event.  For financial statement reporting purposes, the merger was treated as a recapitalization with the Company deemed the accounting acquirer and TPI deemed the accounting acquiree under the purchase method of accounting in accordance with ASC 805-10-40, Business Combinations – Reverse Acquisitions.  The reverse merger is deemed a capital transaction and the net assets of the Company (the accounting acquirer) are carried forward to TPI (the legal acquirer and the reporting entity) at their carrying value before the combination.  The acquisition process utilizes the capital structure of TPI and the assets and liabilities of the Company which are recorded at historical cost.  The equity of TPI is the historical equity of the Company retroactively restated to reflect the number of shares issued by TPI in the transaction.

Effective September 29, 2009, the closing date of the transaction:

(i)

TPI acquired all of the issued and outstanding common shares of the Company from its shareholders in consideration of 15,489,262 common shares of TPI on the basis of 1.75 shares for every one share of the Company’s common stock;

(ii)

TPI acquired all of the outstanding warrants of the Company from 0793296 B.C. Ltd and 885084 Alberta Inc. in consideration of the granting of 1,575,000 warrants on the basis of 1.75 warrant for every one Nexaira warrant previously issued, with each of the warrants entitling the holder to purchase one share of the common stock;

(iii)

TPI acquired all of the outstanding options of the Company in consideration for granting 9,529,034 options of TPI, on the basis of 1.75 options for every one option of the Company, with each options entitling the holder to purchase one share of the common stock of the Company; and

(iv)

Pursuant to the terms of an assumption agreement, TPI assumed debt in the amount of $1,600,000 owed by the Company to 0793296 B.C. Ltd, being a portion of a convertible debenture in the principal amount of $1,950,000 owed by the Company to 0793296 B.C. Ltd.

Effective October 26, 2009 the merger was completed with TPI, a Nevada corporation which was incorporated solely to effect a change in TPI’s name from “Technology Publishing, Inc. to “Nexaira Wireless, Inc.”.  The name change became effective with the OTCBB at the opening for trading on November 2, 2009 under the new stock symbol “NXWI”.

In connection with the closing of the Share Exchange Agreement, the officers of TPI resigned, with the Company’s officers and directors duly appointed.

Effective October 29, 2009, the Company entered into a Share Purchase Agreement with TPI’s former officer and director, whereby the Company divested Westside Publishing Ltd. as consideration for the cancellation of 40.8 million shares of the Company’s restricted common stock.   In addition, on October 29, 2009, the Company entered into a return to treasury agreement with a former shareholder, whereby the former shareholder agreed to return 20,000,000 restricted common shares to the company for cancellation effective October 30, 2009.

4.

SUPPLEMENTAL BALANCE SHEET INFORMATION

Inventories

Inventories consist of the following:

	October 31,
	2009	2008
Broadband cards	$183,112	$648,768
Modules	398,101	367,313
Routers	302,469	428,898
Routers held by distributors	28,057	-
Accessories and branding collateral	65,929	49,734
	977,668	1,494,713
Less allowance for obsolescence	(306,586)	(49,248)
	$671,082	$1,445,465

Property and equipment

Property and equipment consist of the following:

	October 31,
	2009	2008
Computer equipment and related	$199,804	$156,143
Computer software and website development costs	119,093	119,093
Office and lab equipment	42,411	27,665
Furniture and fixtures	26,800	38,492
Leasehold improvements	17,947	15,468
	406,055	356,861
Less accumulated depreciation and amortization	(179,966)	(66,270)
	$226,089	$290,591

Depreciation expense for the years ended October 31, 2009 and 2008 totaled $118,619 and $49,132, respectively.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	October 31,
	2009	2008
Payroll and related	$174,922	$150,226
Deferred consulting fees	179,025	-
Interest payable	168,460	12,005
Other	277,562	138,523
	$799,969	$300,754

5.

SUPPLEMENTAL CASH FLOW INFORMATION

	For the Year Ended October 31,
	2009	2008

Cash paid for interest	$149,765	$119,627
Cash paid for income taxes	$1,100	$142,388

Non-cash financing and investing activities:
Accounts payable transferred to notes payable to vendor (See Note 8)	$938,296	$-
Accounts payable transfer to notes payable to vendor in connection with Amended and Restated Workout Agreement (See Note 8)	$357,000	$-
Issuance of warrants in connection with notes payable to vendor	$39,375	$-
Transfer of Bridge Credit Facility to Convertible Debenture in connection with Loan Amending Agreement #3 (See Note 7)	$500,000	$-
Repricing of stock options in connection with amendment of convertible debenture	$25,806	$-
Issuance of warrants in connection with working capital loans from related parties	$12,000	$-
Cancellation of common shares in connection with sale of Westside Publishing, Ltd.	$40,800	$-
Return and cancelation of common shares by former officer and director of Technology Publishing, Inc.	$20,000	$-
Conversion of convertible debenture into common stock	$-	$1,000,000
Accounts receivable, property and equipment, and prepaids transferred to shareholders in conjunction with repayment of shareholder loans	$-	$125,027
Issuance of stock options in connection with amendment of convertible debenture	$-	$28,000

6.

NET LOSS PER SHARE

Basic earnings per share (“EPS”) exclude dilution and is computed by dividing net income or loss by the weight-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive securities, which currently comprise of options and convertible debenture, are excluded from the diluted EPS computation in loss periods and when their exercise price is greater than the market price as their effect would be anti-dilutive.

A reconciliation of weighted-average basic shares outstanding to weighted-average diluted shares outstanding follows:

	For the Year Ended October 31,
	2009	2008
Basic weighted average common shares outstanding	21,928,056	13,256,157

Effect of dilutive securities:
Convertible debenture	-	-
Stock options	-	-

Diluted weighted average common and potential common shares outstanding	21,928,056	13,256,157

As of October 31, 2009, shares reserved for the convertible debenture, warrants and options to purchase common stock totaled approximately 21,254,034, 2,012,500 and 8,400,000, respectively. These were excluded from the calculation of diluted earnings per share as their effect was anti-dilutive.   As of October 31, 2008, shares reserved for the convertible debenture and options to purchase common stock totaled approximately 6,533,333 and 6,457,500, respectively, and were excluded.

7.

BRIDGE CREDIT FACILITY AND CONVERTIBLE DEBENTURE

On June 19, 2007, the Company entered into a Convertible Loan Agreement with 0793296 B.C. Ltd, a related party (the “Lender”), for total borrowings of up to $3,000,000, of which $1,000,000 was advanced under the terms of the agreement on June 19, 2007.  The convertible loan bears interest at 12% per annum, and matured one year from the date of the initial advance, and any subsequent advances thereon. The Lender had the option to convert all or part of the principal amounts advanced into one share for every $0.80 of the outstanding principal, for total up to 2,187,500 shares of the Company’s common stock. The convertible loan is secured by principally all of the Company’s assets, including the Company’s 100% ownership interest in its U.S. subsidiary.

On February 28, 2008, the Company entered into Loan Amending Agreement (“Amendment 1”) revising the conversion price of the principal amounts advanced under the Convertible Loan Agreement into one share for every $0.31 of the outstanding principal, for total up to 5,645,162 shares. Under Amendment 1, the Lender also advanced an additional $500,000 on March 5, 2008.  The additional advance is subject to 12% interest, and is convertible upon the election of the Lender into one share for every $0.50 of the outstanding principal balance and accrued interest thereon.

On March 19, 2008, the Lender converted the original $1,000,000 advanced into 5,645,162 shares of common stock of the Company.

On July 3, 2008, the Company entered into a second Loan Amending Agreement (“Amendment 2”) to provide for a Bridge Credit Facility (“Credit Facility”) for maximum amount available of $500,000. The credit facility bears interest of 12% per annum, and is secured by accounts receivable. The facility was utilized to purchase inventory. Amendment 2 also revised the conversion price of the additional principal advanced and any advances under the Credit Facility, and any accrued interest thereon, at the option of the Lender from one share for every $0.50, as revised in Amendment 1, to $0.45. The Lender advanced $250,000 on July 11, 2008 and September 8, 2008, respectively, for total borrowings outstanding under the Credit Facility of $500,000 as of October 31, 2008.

Under Amendment 2, the Company also granted the Lender an option to purchase up to 400,000 shares of common stock at the exercise price of $0.50 per share. The option expires in two years from the date of Amendment 2.  The Company recognized the fair value of the options granted to the Lender under the Black-Scholes model totaling $28,000 as debt discount.

On November 7, 2008, the Company entered into a Loan Amending Agreement (“Agreement 3”) converting the Bridge Credit Facility totaling $500,000 into a subsequent advance under the terms of the Convertible Loan Agreement.  The Lender is entitled to convert principal and accrued interest thereon into one share of common stock for every $0.31. In addition, under Amendment 3, the Company cancelled the stock option agreement issued under Amendment 2 on July 3, 2008.  The Company issued a new stock option agreement to purchase up to 1,129,034 shares of common stock at the exercise price of $0.31. The Company recognized the fair value of the cancelation and reissuance of the options granted to the Lender under the Black-Scholes model totaling $25,806 as debt discount.

On November 24, 2008 and January 26, 2009 the Company borrowed an additional $150,000 and $200,000 under the Convertible Debenture Agreement, for total borrowings of $1,350,000 (the “Pre-March Advances”).  On March 27, 2009, the Company borrowed an additional $600,000 (the “March Advance”) under the Convertible Debenture agreement.

On June 29, 2009, the Company entered into a Loan Amending Agreement (“Agreement 4”) to revise the conversion price of the outstanding principal and accrued interest thereon into one share of common stock for every $0.20 for the Pre-March advances. Amendment 4 provides for conversion of the March advance into one share of common stock for every $0.10. Amendment 4 further revises the expiration date of the Lender’s right to convert outstanding principal into shares of the Company’s company stock conversion date to June 30, 2010.

In consideration of the Lender entering into Amendment 4, the Company granted the Lender warrants to purchase up to 875,000 shares of the Company’s common stock at a purchase price of $0.10 per share for period of two years from the issuance date of the warrants. The Company determined debt discount in connection with the warrants granted to the Lender was immaterial under the Black-Scholes model.

Total outstanding under the convertible debenture as of October 31, 2009 is $1,950,000. The entire debt discount related to this convertible debenture has been amortized to interest expense. As of October 31, 2008 total outstanding under the convertible debenture agreement is $481,183, net of debt discount of $18,817.

Management performed an analysis of the convertible debt and the significant transaction dates above in connection with the stock options, and determined the convertible debt did not contain a beneficial conversion feature, as originally issued or amended, and that the fair value of the stock options granted are not material to the consolidated financial statements.

Subsequent to year-end on November 10, 2009 the Lender converted $1,600,000 into 19,250,000 restricted shares of the Company’s common stock at a conversion price of $0.083117 per share in connection with the Share Exchange Agreement entered into with Technology Publishing, Inc. effective September 29, 2009.  The Conversion price was determined based on the average conversion price of the Amendment 4 revision price of every $0.20 for the Pre-March advances and $0.10 conversion price for the March advance, or $0.15, and 11,000,000 shares based on total debt of $1,600,000 converted.  Under the Share Exchange Agreement with TPI all shareholders, optionees and warrant and debt holders received 1.75 for 1 ratio for total shares of 19,500,000. After the conversion of debt $350,000 remains outstanding under the convertible debenture agreement.   See Note 16 - Subsequent Events.

In March 2006 the Company issued 10% Convertible Debentures to various lenders (the “Con Deb Lenders”) for total proceeds of $150,000. The debentures matured on June 15, 2007.  Under the terms of the Convertible Debenture agreements, the Con Deb Lenders converted the debentures into 250,000 shares of the Company’s common stock at a conversion price equal to $0.60 per share. On March 19, 2008 the Board of Directors re-priced the shares to a conversion price equal to $0.40 per share and issued 218,746 additional shares to the various Con Deb Lenders.

8.

NOTE PAYABLE TO VENDOR

On March 10, 2009 the Company entered into a Memorandum of Workout Agreement and Secured Promissory Note Agreement (the “Note Agreement”) with a key supplier (the “Supplier”). Under the terms of the Note Agreement the Company converted $938,296 of accounts payable due to the Supplier into a short-term note payable.  The Secured Promissory Note Agreement (the “Note Agreement”) called for four consecutive monthly payments of $200,000 payable beginning March 31, 2009, with final payment of $138,296 payable on July 31, 2009.   The Note Agreement bears interest of 10% per annum, payable monthly in arrears. The interest increases to 12% per annum in event of default.   The Memorandum of Workout Agreement also established new credit line terms for inventory purchases for up to $500,000. The Note Agreement is secured by the Company’s entire inventory acquired from the Supplier prior to and after the date of the Note Agreement. The Note Agreement is subordinated to the Convertible Debenture due 0793296 B.C. Ltd. Payments under the Note Agreement totaled $300,000 through September 30, 2009, with $638,296 outstanding under the Note Agreement. As of September 30, 2009, $357,000 was outstanding under the credit line.

On September 30, 2009, the Company entered into an Amended and Restated Workout Agreement and Amended and Restated Secured Promissory Note Agreement (the “Amended Note Agreement”) with the Supplier for total principal due of $935,296, which comprises of $638,296 outstanding under the original Note Agreement and $357,000 due under the credit line, less the first payment due of $60,000. Payments of $60,000 are due at the end of each month until the Amended Note Agreement matures on March 31, 2011, or the Company prepays the balance due, whichever occurs first.

In connection with the Amended Note Agreement the Company issued warrants to purchase up to 1,312,500 shares of the Company’s common stock at exercise price of $0.20 per share. The warrants expire September 30, 2011 and provide for rights in event of change in ownership. The Company recorded the fair value of the warrants as determined by the Black-Scholes model of $39,375 as debt discount. As of October 31, 2009 total outstanding under the Note Agreement is $865,453, net of debt discount of $36,192.

9.

NOTE PAYABLE TO BANK

In March 2006, the Company entered into a term loan agreement with Business Development Bank of Canada (“BDC”) for total borrowings of $233,000 ($250,000 Canadian dollars). The loan matures in July 2012, calls for monthly principal payments of $2,600 ($2,780 Canadian dollars) and bears interest at the Bank’s Floating Base Rate plus 3% per annum (7.25% and 9% at October 31, 2009 and 2008, respectively). Two former officers of the Company, whom are currently serving on the board of directors, provided a personal guarantee of the outstanding loan amount. This personal guarantee was lowered to 25% of the total loan amount effective May 7, 2007. The term loan agreement contains various covenants including requirements for the Company to meet certain financial ratios, of which the Company is not in compliance with as of October 31, 2009.  Therefore, the entire balance outstanding of $84,972 as of October 31, 2009 is shown as current liability in the consolidated financial statements.

Annual future minimum payments under the Company’s long-term debt agreement with BDC as of October 31, 2009 (U.S. dollars) are as follows:

2010	$30,721
2011	30,721
2012	23,530
$84,972

10.

WORKING CAPITAL LOANS FROM RELATED PARTIES

As of October 31, 2009, $681,349, which is net of debt discount of $6,046, is outstanding under the working capital loans from related parties, for total proceeds in the amount of $687,395 which is comprised of the following:

-

On July 9, 2009, 0793296 B.C. Ltd. advanced $50,000 for short-term working capital needs. The loan bears interest at 12% per annum and is payable quarterly commencing October 1, 2009.  Interest increases to 15% per annum after October 31, 2009 until the loan is repaid.

-

In October, 2009 0793296 B.C. Ltd advanced $275,000 for short-term working capital needs under promissory note agreements, of which $200,000 is to be applied to a form of subscription agreement in connection with the Company’s private placement offering subsequent to October 31, 2009.  The notes bear interest at 18% per annum and are payable quarterly commencing January 2010. Total interest payable in connection with the advances as of October 31, 2009 is $4,167.

-

On August 27, 2009, the Board of Directors approved the borrowing of funds through a factoring company (the “Factoring Co.”) for working capital needs. The proceeds are funded by 0840386 B.C. Ltd. and/or its nominees 0793296 B.C. Ltd, and 0885084 Alberta Inc., a company related to the Company’s Chief Executive Officer, Chief Financial Officer, and other third party investors. The funds advanced under the terms of the factoring agreement bear a factoring fee of 2% per month.  The Company has received three advances for total of $362,395 under the agreement, which remain outstanding as of October 31, 2009. Total interest payable related to the borrowings as of October 31, 2009 is $20,157.

The Company issued warrants to the Factoring Co. to purchase up to 700,000 shares of the Company’s common stock for eighteen months from the date of investment at $0.20 per share.  The Company recorded the fair value of the warrants under the Black-Scholes model as debt discount totaling $12,000.   Accretion of the debt discount totaled $5,955 as of October 31, 2009.

On January 6, 2010, the Company closed a non-brokered private placement of 1,754,524 units at $0.50 per unit pursuant to private placement subscription and debt conversion agreements settling $375,000 and $502,262, respectively, in connection with the advances and borrowings, and interest payable thereon.   See Note 14 – Subsequent Events.

11.

SHAREHOLDERS’ EQUITY

The following table summarizes the total shares reserved and available as of October 31, 2009 in connection with the Bridge Credit Facility and Convertible Debenture Agreements as discussed in Note 7 of the Notes to Consolidated Financial Statements:

Shares
Reserved
Convertible debenture	19,250,000
Stock option issued to the Lender	1,129,034
Warrants issued to the Lender	875,000
Total shares reserved in connection with convertible debenture	21,254,034

Shares Reserved for Future Issuance

The Company is required to reserve and keep available of its authorized, but unissued shares of common stock an amount sufficient to effect the conversion of the outstanding Convertible Debenture, plus shares granted and available for grant under the Company’s stock option plans.   As of October 31, 2009, shares reserved for future issuance comprised of the following:

Shares
Reserved
Convertible debenture	21,254,034
Outstanding stock options under the 2009 Stock Option Plan	8,400,000
Additional shares available under the 2009 Stock Option Plan	6,600,000
Warrants issued in connection with working capital loans from related parties	700,000
Warrants issued to Vendor in connection with Promissory Note Agreement	1,312,500
38,266,534

Stock Option Plans

On August 1, 2007, the Company adopted two stock option plans (collectively the “2007 Plans”):

 (i)

the 2007 Employee Stock Option Plan that provides for the granting of up to 7,000,000 shares of common stock to employees and consultants, of which 2,345,000 were granted and outstanding as of October 31, 2008;

(ii)

the 2007 Executive Stock Option Plan that provides for granting of up to 4,375,000 shares of common stock to eligible officers, directors, senior management and consultants of the Company.  Options granted in 2008 and outstanding as of October 31, 2008 under the 2007 Executive Stock Option Plan totaled 4,112,500.

No grants were made for the year ended October 31, 2007 under the 2007 Plans.  The 2007 Plans are administered by the Board of Directors.  At the discretion of the Board of Directors, the Company may from time to time grant options to consultants for services rendered, in lieu of cash payments.  The option price is set by the Board of Directors on the date of the grant. Options granted to employees may be incentive stock options or nonqualified options. Options granted to non-employee directors and consultants may only be nonqualified options. The Board of Directors determine the vesting periods.

On March 31, 2009, the Board of Directors of the Company cancelled all options previously granted under the 2007 Plans, and adopted the 2009 Employee Stock Option Plan providing for granting of up to 11,375,000 stock options to eligible officers, directors, senior management, employees and consultants of the Company. The new options were re-priced at an exercise price of $0.15, and retained their original issue dates and vesting schedules. The expiration date of the options was extended two years.  Under ASC 718, the Company measured incremental compensation cost for the replacement stock options as the excess of the fair value of the replacement stock options over the fair value of the cancelled stock option at the cancelation date.   The total compensation cost measured at the date of the cancellation and replacement was recognized as the portion of the grant-date fair value of the original award for which the requisite service is expected to be rendered as of March 31, 2009, plus the incremental cost resulting from the cancellation and replacement.

On September 28, 2009, pursuant to the Share Exchange Agreement entered into with TPI, the Company approved a Stock Option Plan  (the “New 2009 Plan”) authorizing the grant of up to 15,000,000 stock options, the exercise of which is subject to shareholder approval.  In conjunction with the reverse acquisition with TPI, the New 2009 Plan replaced the 2009 Plans that were approved on March 31, 2009. Under the terms of the New 2009 Plan, and pursuant to the terms to the Share Exchange Agreement, the Company granted 8,400,000 stock options to its employees, officers, directors, and consultants effective October 8, 2009. The Stock Option Plans provide for the granting of equity awards, including restricted stock and incentive and nonqualified stock options to purchase common stock, to employees, directors, officers and independent consultants of the Company. The options vest over periods as determined by the Board of Directors, generally three years.

A summary of stock option activity for the year ended October 31, 2009 is as follows:

	Number Outstanding	Weighted Average Exercise Price

Options outstanding October 31, 2007	-	-
Granted	7,157,000	$0.41
Exercised	-	-
Cancelled	(525,000)	$0.40
Options outstanding October 31, 2008	6,632,000	$0.41
Granted	8,400,000	$0.15
Exercised	-	-
Cancelled	(6,632,000)	$0.41
Options outstanding October 31, 2009	8,400,000	$0.15

Options exercisable October 31, 2009	6,781,250	$0.15

On March 17, 2008, the Company entered into a Consulting and Management Services Agreement (the “Consulting Agreement”) with Level Ten Corporate Services, Inc. (“Level Ten”).  The Company’s current Chief Financial Officer is also an officer of Level Ten.  The Consulting Agreement provided for options to purchase up to 750,000 shares of common stock at the exercise price of $0.31 per share to the Company’s Chief Executive Officer and Chief Financial Officer.  On March 31, 2009, the options were re-priced in connection with the adoption of the 2009 Employee Stock Option Plan.    See Note 12 – Related Parties and below.

Stock based compensation expense included in selling, general and administrative expense for the year ended October 31, 2009 and 2008 totaled $15,871 and $131,171, respectively.  The amount of unearned stock-based compensation currently estimated to be expensed from now through fiscal 2012 related to unvested share-based payment awards at October 31, 2009 is $10,385.

12.

RELATED PARTIES

Convertible Debenture

On June 19, 2007, the Company entered into a Convertible Loan Agreement with 0793296 B.C. Ltd (the Lender) for total borrowings of up to $3,000,000. See Note 7 – Bridge Credit Facility and Convertible Debenture. The Company’s current Chief Financial Officer is an officer of the Lender.

For the years ended October 31, 2009 and 2008, interest expense incurred in connection with the convertible debenture totaled $203,149 and $107,714, respectively. Interest paid to the Lender was $83,722 and $103,792 for the years ended October 31, 2009 and 2008, respectively.

Consulting Agreement

On March 17, 2008, the Company entered into a Consulting and Management Services Agreement (the “Consulting Agreement”) with Level Ten Corporate Services, Inc. (“Level Ten”).  The Company’s current Chief Financial Officer is also an officer of Level Ten. The Consulting Agreement provides for the Company’s Chief Executive Officer and Chief Financial Officer (the “Consultants”) to provide certain management consulting services to the Company. The Consulting Agreement calls for monthly retainer of $15,000, and is on a month to month basis. The Consulting Agreement also provides for options to purchase up to 750,000 shares of common stock at the exercise price of $0.40 per share to the Company’s Chief Executive Officer and Chief Financial Officer.    See Note 11 – Shareholders’ Equity.

On May 15, 2008, the Consultants were appointed to the Board of Directors of the Company. On July 22, 2008, the Consultants were also appointed as Officers of the Company.

On June 1, 2008, the Company amended the Consulting Agreement with the Consulting Company, raising the monthly retainer to $23,313 ($25,000 Canadian Dollars). Total payments for management services under the Consulting Agreements for the year ended October 31, 2009 and 2008 was $240,975 and $180,796, respectively.

Effective November 1, 2008 the Board of Directors approved the increase of the Chief Executive Officer and Chief Financial Officer consulting fees to USD$35,000 per month. The Consultants agreed to defer the increase until additional funding is raised by the Company.  As October 31, 2009, deferred consulting fees outstanding totaled $179,025, which is included in accrued expenses and other current liabilities in the Consolidated Balance Sheets.

Other Related Party Transactions

On January 3, 2006 the former Officers of the Company entered into an Asset Purchase Agreement whereby the Company assumed the lease for the Canadian facilities and acquired certain assets and customer contracts from its then-Chief Executive Officer and Vice President of Engineering.  The Asset Purchase Agreement was structured as a Section 85 tax deferred transaction under the Canadian Income Tax Act. Under the terms of the tax-deferred exchange transaction, the Company issued 1,000,000 shares of common stock in connection with the transaction and recorded loans due to the shareholders.

In November 2007, the Company entered into an agreement with its former Chief Executive Officer and Vice President of Engineering to repay shareholder loan balances outstanding totaling $162,994. In connection with the agreement, the Company transferred Canadian accounts receivables outstanding as of October 31, 2007 totaling $105,187, and, fixed assets and other prepaids totaling $19,840. The remaining amount of $37,967 was paid in cash to the shareholders in January 2008.

In November 2007, the Company’s former Chief Executive Officer and Vice President of Engineering formed Puracom, an unrelated company. During the year ended October 31, 2009 and 2008, the Company retained the services of Puracom for research and development services for total fees of $10,396 and $42,805, respectively.

As of October 31, 2009, $32,192 is outstanding to a former shareholder and director of Technology Publishing Ltd. related to short-term advance to the Company.

Private Stock Purchase Transaction

On June 11, 2008, the parent company of the Lender (0793296 B.C. Ltd) entered into a private agreement with a former Officer of the Company to purchase his common stock ownership interest in the Company totaling 650,000 shares of the Company’s common stock for total purchase price of $127,000 ($130,000 Canadian Dollars).

13.

INCOME TAXES

The Company recognizes deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes, as appropriate.  Realization of future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate future taxable income.

Significant components of the Company’s deferred tax assets and liabilities for federal and state income taxes as of October 31, 2009 and 2008 are as follows:

	October 31,
	2009	2008
Deferred tax assets:
Net operating loss	$1,327,000	$259,000
Stock-based compensation	63,000	56,000
Provision for inventory obsolescence	131,000	21,000
Other	83,000	58,000
	1,604,000	394,000
Deferred tax liabilities:
Depreciation and amortization	489,000	65,000
Total deferred tax asset	1,115,000	329,000

Less valuation allowance	(1,115,000)	(329,000)
Net deferred tax asset	$-	$-

Deferred:
Federal	$870,000	$239,000
State	245,000	90,000
Foreign	-	-
Total deferred tax asset	1,115,000	329,000
Less valuation allowance	(1,115,000)	(329,000)
Net deferred tax asset	$-	$-

Provision for income tax (benefit) expense as of October 31, 2009 and 2008 consists of the following:

	October 31,
	2009	2008
Federal	$-	$(110,140)
State	1,100	-
Foreign	(1,722)	14,871
Total current tax benefit	(622)	(95,269)
Deferred	-	-
Income tax benefit	$(622)	$(95,269)

The income tax provision (benefit) differs from the amount of income tax determined by applying the U.S. federal tax rate to pretax income as of October 31, 2009 and 2008 as follows:

	October 31,
	2009	2008
Effective tax rate (benefit):
Federal	(34.0)%	(34.0)%
State	-	-
Change in valuation allowance	23.3	31.9
Other	10.7	(6.3)
	-%	(8.4)%

In assessing the realizability of deferred income tax assets, management follows the guidance contained within ASC 740, formerly SFAS No. 109, Accounting for Income Taxes, which requires that deferred income tax assets or liabilities be reduced by a valuation allowance, if based on weight of available evidence, considering all relevant positive and negative, objective and subjective evidence, it is “more likely than not” that some portion or all of the deferred income tax assets will not be realized.  The Company’s historical operating losses make it very difficult to meet the “more likely than not” standard required to conclude that its deferred tax assets will be fully utilized.  Therefore, management has recorded a valuation allowance equal to the total deferred income tax assets of $1,115,000 and $329,000 as of October 31, 2009 and 2008, respectively.

The Company adopted the provisions of FIN 48 effective for the first quarter of fiscal year 2008.   The Company does not expect the unrecognized tax benefits to significantly increase or decrease within the next twelve months.  The total amount of unrecognized tax benefits at October 31, 2009 and 2008, respectively, is zero.

As of October 31, 2009, the Company had federal and California net operating loss carryforwards of approximately $3,600,000 and $3,400,000, respectively, which will begin to expire in fiscal 2028, respectively. As of October 31, 2009, the Company had $110,000 income tax receivable related to refunds due from the Internal Revenue Service for income taxes overpaid.

The Tax Reform Act of 1986 contains provisions that limit the federal net operating loss carryforwards that may be used in any given year in the event of specified occurrences, including significant ownership changes.  As a result of these provisions, utilization of net operating losses would be limited in the event of any future significant ownership change.  Such a limitation could result in the expiration of the net operating loss carryforwards before utilization.  The Company had such an ownership change related to its parent Nexaira Wireless, a Nevada corporation in connection with the Share Exchange Agreement. The impact of any limitation of net operating loss carryforwards was determined to be immaterial.

14.

COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its facilities totaling approximately 10,000 square feet, under non-cancelable operating leases, with terms ranging from less than one year to January 31, 2010. Current minimum monthly payments total $12,130 under the lease agreements, with provision for annual increases.

On June 27, 2008, the Company entered into a into a 12-month lease for additional corporate housing calling for monthly payments of $2,950. The lease converted to month-to-month effective July 1, 2009 at the rate of $3,050 per month.   On August 1, 2007, the Company entered into a 12-month residential lease for corporate housing. The agreement calls for monthly payments of $2,700.  The Company terminated this lease effective December 31, 2008.

Annual future minimum payments under the Company’s operating lease agreements as of October 31, 2009 are as follows:

2010	$36,390

Total rent expense for the years ended October 31, 2009 and 2008 under the Company’s operating lease agreements was $201,189 and $207,057, respectively.

Contingencies

From time to time, the Company becomes involved in various investigations, claims and legal proceedings that arise in the ordinary course of business. These matters may relate to product liability, employment, intellectual property, tax, regulation, contract or other matters. The resolution of these matters as they arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of financial and managerial resources. While unfavorable outcomes are possible, based on available information, the Company generally does not believe the resolution of these matters will result in a material adverse effect on the business, consolidated financial condition, or results of operations.

15.

401(k) PLAN

Effective January 1, 2008, the Company established a 401(k) defined contribution retirement savings plan under which eligible U.S. employees may choose to defer a portion of their eligible compensation on a pre-tax basis, subject to certain IRS limitations. The 401(k) Plan qualifies under Section 401(k) of the United States Internal Revenue Code of 1986, as amended.  The Company may at its sole discretion match employee contributions.   The Company did not make matching contributions in the year ended October 31, 2009.

16.

SUBSEQUENT EVENTS

The Company has evaluated subsequent events, as defined by ASC 855, formerly SFAS No. 165, “Subsequent Events,” through the date that the financial statements were issued on January 29, 2010.

Conversion of Debt

TPI and 0793296 B.C. Ltd. (the “Assignor”) entered into an assumption agreement dated September 28, 2009, pursuant to which TPI assumed the indebtedness of the Assignor from the Company. On November 10, 2009 the Assignor assigned $1,600,000 of the indebtedness (the “Assigned Indebtedness”) to 15 investors (the “Assignees”).  Effective November 10, 2009, as disclosed in our Form 10-K for the fiscal year ended August 31, 2009 as filed with the Securities and Exchange Commission on November 18, 2009,  the Assignees and the Assignor converted the entire $1,600,000 of debt into 19,250,000 restricted shares pursuant to certain debt conversion subscription agreements. The Conversion price was determined based on the average conversion price of the Amendment 4 revision price of every $0.20 for the Pre-March advances and $0.10 conversion price for the March advance, or $0.15, and 11,000,000 shares based on total debt of $1,600,000 converted.    Under the Share Exchange Agreement with TPI all shareholders, optionees and warrant and debt holders received 1.75 for 1 ratio for total shares of 19,250,000.

After the conversion of debt $350,000 remains outstanding under the convertible debenture agreement.

Non-brokered Private Placement Subscription and Debt Conversion Agreements

Effective January 6, 2010, as disclosed in our Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 10, 2010, the Company closed a non-brokered private placement of 1,754,524 units at US$0.50 per unit for cash proceeds of $375,000 and in settlement of debt totaling $502,262.  Each unit is comprised of one common share and one common share purchase warrant. Each non-transferable warrant entitles the holder to purchase one additional share of common stock of the company at a price of $1.00 per share until January 6, 2012. The units were issued pursuant to private placement subscription agreements and debt conversion agreements, as applicable, each dated January 6, 2010. The Company issued the units to 10 non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended (the “Act”).    None of the securities offered or sold under the private placement have been or will be registered under the Act and none of them may be offered or sold in the United States absent registration or an applicable exemption from the registrations requirements of the Act. Each of the securities issued will be a “restricted security” under the Act and will be subject to a hold period under applicable U.S. and Canadian securities laws.

On January 18, 2010 the Company received $100,000 in connection with a non-brokered private placement that has not yet closed, however prior to closing, the Company is entitled to treat the funds as an interest free loan and use the proceeds.  In addition, on January 18, 2010, the Company received a short-term working capital loan totaling $100,000 at 12% interest per annum, payable on demand to a third party.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On January 4, 2010, as disclosed in our current report on Form 8-K as filed with the Securities and Exchange Commission on January 4, 2010, Manning Elliott LLP, Chartered Accountants (“Manning Elliott”), was dismissed as our principal independent accountant, and on January 4, 2010, we engaged, BDO Seidman, LLP as our principal independent accountant to audit our company’s consolidated financial statements for our company’s new fiscal year end of October 31, as previously disclosed. The decision to appoint BDO Seidman, LLP was approved by our board of directors and audit committee.

In connection with the change of accountants from Manning Elliott to BDO Seidman, there were no disagreements of the type described in Item 304(a)(1)(iv) of Regulation S-K.

ITEM 9A(T). CONTROLS AND PROCEDURES.

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

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, our management, with the participation of our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being October 31, 2009.  Our president and our chief financial officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of October 31, 2009.

Based on this evaluation, these officers concluded that, as of October 31, 2009, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to our company’s management, including our president and chief financial officer, to allow timely decisions regarding required disclosure.

The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting as identified below under the heading “Management’s Report on Internal Control Over Financial Reporting.” Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated. Our company intends to remediate the material weaknesses as set out below under the heading, “Management’ s Remediation Initiatives”.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

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

Under the supervision of our new president and chief financial officer, being our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 31, 2009 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at October 31, 2009.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of our internal control over financial reporting as of October 31, 2009, we determined that there were control deficiencies that constituted material weaknesses which are indicative of many small companies with small staff, such as:

(1)

certain entity level controls establishing a “tone at the top” were considered material weaknesses. Prior to October 26, 2009 the company did not have an audit committee and there was an inadequate amount of review by management of the financial statement reporting process. A code of ethics had not been established and policies regarding fraud and whistleblowers were not in place;

(2)	inadequate segregation of duties and effective risk assessment;
(3)	insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; and
(4)	inadequate security and restricted access to computers, including insufficient disaster recovery plans.

These control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements could not have been prevented or detected on a timely basis.  As a result of the material weaknesses described above, we concluded that we did not maintain effective internal control over financial reporting as of October  31, 2009 based on criteria established in Internal Control—Integrated Framework issued by COSO. Our new management, board of directors and audit committee are currently evaluating remediation plans for the above deficiencies.   During the period covered by this annual report on Form 10-K, we have not been able to remediate the weaknesses described above.   However, we plan to take steps to enhance and improve the design of our internal control over financial reporting.   Our proposed plans are set out below under the heading, “Management’s Remediation Initiatives”.

Changes in Internal Controls

As discussed above, we conducted an evaluation of the effectiveness of our internal control over financial reporting during our most recent fiscal quarter ending October 31, 2009 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).   Based on our evaluation using the criteria established, our management concluded that our internal controls over financial reporting were not effective as of October 31, 2009.

Management’s Remediation Initiatives

Although our company has been unable to meet the standards under COSO because of the limited funds that have been available to a company of our size and stage of development, we are committed to improving our financial organization.

On October 26, 2009, we established an audit committee consisting of four directors, two of whom are independent directors, who will oversee the establishment and monitoring of required disclosure controls and procedures and internal control over financial reporting. The audit committee is directed to: review the scope, cost and results of the independent audit of our books and records; review the results of the annual audit with management; review the adequacy of our accounting, financial and operating controls; recommend annually to the board of directors the selection of the independent registered accountants; consider proposals made by the independent registered chartered accountants for consulting work; and report to the board of directors, when so requested, on any accounting or financial matters. We will undertake to: (1) create a position to segregate duties consistent with control objectives, (2) increase our personnel resources and technical accounting expertise within the accounting function and (3) prepare and implement sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

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

James Grey, Director

Mr. Grey is a veteran IT and Telecom executive with over 30 years of business development experience for companies including Radiant Communications (RCN.V), BC Telecom, Telus and IBM. As CEO of Radiant, Jim led the company from a start up to one of Profit Magazine’s fastest growing companies reaching 27th position in 2004. Mr. Grey left Radiant in October 2005 as President and CEO after 51/2 years.

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

Rusty Wright, Vice President of Marketing and Products

Mr. Wright has been in the data communications industry for over 25 years, serving in a wide degree of functions including engineering, operations, marketing, sales and consulting. Mr. Wright’s consulting firm was hired by Nexaira in February 2008 and he accepted the position of vice president of marketing and product with Nexaira in June 2008. From January 2006 until February 2007, he was senior vice-president at GEM Solutions. He held senior management positions at Netifice from June 2003 to August 2005, as well as at Cerberus, Yipes and most notably, as vice president of data sales for AT&T Canada.

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

Tracy Bolton, CPA, Vice President Finance and Controller

Ms. Bolton is a Certified Public Accountant with an extensive background in accounting, auditing, Sarbanes-Oxley compliance. She has over 22 years experience, including nine years experience in public accounting, at both a "Big 4" and local firms serving in audit, litigation and accounting service capacities most recently in controllership capacities for both publicly and privately held companies.

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

Audit Committee

Our board of directors established an audit committee on October 26, 2009.  Following this date, Messrs. Grey, Weinert, Sampson and Proceviat have acted as the members of the audit committee. Messrs. Grey and Weinert are independent as defined by Nasdaq Marketplace Rule 4200(a)(15) or National Instrument 52-110 as adopted by the British Columbia Securities Commission. The audit committee is directed to: review the scope, cost and results of the independent audit of our books and records; review the results of the annual audit with management; review the adequacy of our accounting, financial and operating controls; recommend annually to the board of directors the selection of the independent registered accountants; consider proposals made by the independent registered chartered accountants for consulting work; and report to the board of directors, when so requested, on any accounting or financial matters. The board of directors adopted its charter for the audit committee on October 26, 2009.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors ~~,~~  and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively.  Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with ~~,~~  with the exception of the following:

Name/Position	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Mark Sampson	3	6	None
Ralph Proceviat	2	8	None
Garry Bourns	1	2	None
Brad Weinert	1	1	None
Bernard Parkinson	1	1	None
James Grey	1	1	None
Sherrill Aspin	2	3	None
Carl Silva	1	1	None
JR Yakel	1	1	None
Rusty Wright	1	1	None

ITEM 11. EXECUTIVE COMPENSATION.

The following table shows the compensation received by our executive officers for the periods indicated:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen-sation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compen-sation ($)	Total ($)
Slawek Kajko President, Secretary and Treasurer(1)	2009 2008	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Edward Dere Vice President(2)	2009 2008	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Nexaira Executives and Directors (3)
Mark Sampson, President, CEO and Director	2009 2008	240,000(4) 90,398(4)	Nil Nil	Nil Nil	3,965(7) 26,500(7)	Nil Nil	Nil Nil	Nil Nil	243,965 116,898
Ralph Proceviat CFO, Treasurer and Director	2009 2008	180,000(5) 90,398(5)	Nil Nil	Nil Nil	2,643(7) 17,667(7)	Nil Nil	Nil Nil	Nil Nil	182,643 108,065
JR Yakel Vice President of Sales	2009 2008	147,692 88,154	Nil Nil	Nil Nil	1,322(7) 17,083(7)	Nil Nil	Nil Nil	40,004(6) 116,708(6)	189,018 221,945

(1)	Slawek Kajko resigned as director and from all officer positions held effective as of September 29, 2009.
(2)	Edward Dere resigned as director and vice-president effective as of September 29, 2009.
(3)	The information provided for Nexaira officers and directors relates to the 12 months of its fiscal year ending October 31, 2009 and the twelve month period ended October 31, 2008.
(4)

This compensation was paid by way of a monthly consulting fee paid to Level Ten Corporate Services, Inc., a Canadian company, pursuant to a Consulting Management Services Agreement with NexAira Inc. In turn Level Ten Corporate Services, Inc paid fees to a Canadian company owned or controlled by Mark Sampson. Consulting fees for the year ended October 31, 2008 commenced February, 2008. Of the $240,000 fees for 2009, $102,300 remains unpaid.

(5)

This compensation was paid by way of a monthly consulting fee paid to Level Ten Corporate Services, Inc, a Canadian company owned or controlled by Ralph Proceviat, pursuant to a Consulting Management Services Agreement with NexAira Inc. Consulting fees for the year ended October 31, 2008 commenced February, 2008.  Of the $180,000 fees for 2009, $76,725 remains unpaid.

(6)

Fees paid to JR Yakel from November 1, 2008 to January 31, 2008 were paid by way of a monthly consulting fee paid to a company owned or controlled by JR Yakel. Effective February 1, 2008, Mr. Yakel’s status changed to that of an employee. Other compensation consists of commissions.

(7)

The value of the stock-based compensation is determined by using the Black-Scholes model, with the following assumptions: a weighted average expected life of 3 years, expected volatility of 50% to 60%, risk free interest rates of 1.31% to 2.89% and expected dividend yield of 0%.

Outstanding Equity Awards at Fiscal Year-End

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unxercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date ($)	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares of Units of Stock that Have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($)

Slawek Kajko President, Secretary and Treasurer(1)	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Edward Dere Vice President(2)	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Mark Sampson, President, CEO and Director	1,312,500	Nil	Nil	$0.15	July 17, 2013	Nil	Nil	Nil	Nil
Ralph Proceviat CFO, Treasurer and Director	875,000	Nil	Nil	$0.15	July 17, 2013	Nil	Nil	Nil	Nil
JR Yakel Vice President of Sales	525,000	Nil	Nil	$0.15	July 17, 2013	Nil	Nil	Nil	Nil

On September 28, 2009, our company’s board of directors adopted our 2009 Stock Option Plan by unanimous consent resolution, with effectiveness of the Plan conditional upon stockholder approval. Under the Plan, eligible employees, consultants, and such other persons, other than directors, subject to tax in the United States who are not eligible employees, may receive awards of “non-qualified stock options.”  Also under the Plan, individuals who, at the time of the option grant, are employees of our company or any related company, as defined in the Plan, who are subject to tax in the United States, may receive “incentive stock options,” and non-United States residents may receive awards of “options.”  The purpose of the Plan is to retain the services of valued key employees, directors, officers and consultants and to encourage such persons with an increased incentive to make contributions to our company.  The aggregate number of shares of our company’s common stock with respect to which stock options may be granted under the Plan shall not exceed 15,000,000 shares. In general, if awards under the Plan are for any reason cancelled, or expire or terminate unexercised, the shares covered by such options will again be available for the grant of awards under the Plan.  As of October 31, 2009 the following options have been granted under the Stock Option Plan, the exercise of which are conditional upon stockholder approval of the Plan:

Name/Position	Number of Options Granted(1)

Mark Sampson, President, CEO and Director	1,312,500
Ralph Proceviat, Chief Financial Officer and Director	875,000
0793296 BC Ltd.	1,129,034(2)
Sherrill Aspin, Corporate Secretary	175,000
JR Yakel, Vice President of Sales	525,000
Rusty Wright, Vice President of Marketing and Products	875,000
Carl Silva, Chief Scientist and Vice President of Technology	700,000
Executive Group	5,591,534
James Grey	437,500
Brad Weinert	437,500
Non-Executive Director Group	875,000
Non-Executive Officer Employee Group	3,062,500

(1)	All of the options listed in the table above expire on July 17, 2013 and have an exercise price of $0.15 per share, with the exception of the options described in Note (2) below.
(2)	0793296 BC Ltd. is a company owned or controlled by Ralph Proceviat. These options have an exercise price of $0.20 per share and expire on November 7, 2010.

.

Compensation of Directors

We have approved a policy of compensating our non executive directors for their service in their capacity as directors at a nominal $1,000 per month plus out-of-pocket expenses. During the fiscal year ended October 31, 2009, $43,000 was accrued of which $1,000 was paid to one director. We may reimburse our directors for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings Option Awards ($)	All Other Compen-sation ($) ($)	Total ($)

Slawek Kajko President, Secretary and Treasurer(1)	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Edward Dere Vice President(2)	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Jim Grey Director	$7,000	Nil	$316	Nil	Nil	Nil	$7,316
Garry Bourns Director	$11,000	Nil	Nil	Nil	Nil	Nil	$11,000
Bernard Parkinson Director	$7,000	Nil	Nil	Nil	Nil	Nil	$7,000
Brad Weinert Director	$9,000	Nil	$316	Nil	Nil	Nil	$9,316

(1)

Compensation paid to each of Mark Sampson and Ralph Proceviat is included above under the heading “Summary Compensation Table”.  Neither Mr. Sampson nor Mr. Proceviat received compensation for their services as directors during the fiscal year ended October 31, 2009

Employment Contracts and Termination of Employment and Change in Control Arrangements

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

Pension, Retirement or Similar Benefit Plans

Effective January 1, 2008, we established a 401(k) defined contribution retirement savings plan under which eligible U.S. employees may choose to defer a portion of their eligible compensation on a pre-tax basis, subject to certain IRS limitations. The 401(k) Plan qualifies under Section 401(k) of the United States Internal Revenue Code of 1986, as amended.  Our company may at its sole discretion match employee contributions.   We did not make matching contributions in the year ended October 31, 2009.

There are no arrangements or plans in which we provide any other pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized for Issuance under Equity Compensation Plans

Effective September 28, 2009, we adopted our 2009 Stock Option Plan.  The following table sets outs certain information concerning securities reserved for issuance under the 2009 Stock Option Plan as of October 31, 2009:

Plan Category	Number of common shares to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of common shares remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders	9,529,034	$0.16	5,470,966
Total	9,529,034	$0.16	5,470,966

2009 Stock Option Plan

The following description applies to our 2009 Stock Option Plan that was adopted on September 28, 2009.  9,529,034 options have been granted under this plan as of the date of this annual report on Form 10-K.

We have reserved for issuance an aggregate of 15,000,000 shares of common stock under the 2009 Stock Option Plan.  This plan is intended to encourage directors, officers, employees and consultants to acquire ownership of common stock.  The opportunity so provided is intended to foster in participants a strong incentive to put forth maximum effort for our continued success and growth, to aid in retaining individuals who put forth such efforts, and to assist in attracting the best available individuals to our company in the future.

Officers (including officers who are members of the board of directors), directors and other employees and consultants of our company, including our subsidiaries, will be eligible to receive options under the stock option plan.  The committee will administer the stock option plan and will determine those persons to whom options will be granted, the number of options to be granted, the provisions applicable to each grant and the time periods during which the options may be exercised.  No options may be granted more than ten years after the date of the adoption of the stock option plan.

Non-qualified stock options will be granted by the committee with an option price equal to the fair market value of the shares of common stock to which the non-qualified stock option relates on the date of the grant.  The committee may, in its discretion, determine to price the non-qualified option at a different price.  In no event may the option price with respect to an incentive stock option granted under the stock option plan be less than the fair market value of such common stock to which the stock option relates on the date the stock option is granted.

Each option granted under the stock option plan will be exercisable for a term of not more than ten years after the date of grant.  Certain other restrictions will apply in connection with this plan when some awards may be exercised.  In the event of a change of control (as defined in the stock incentive plan); the date on which all options outstanding under the stock incentive plan may first be exercised will be accelerated.  Generally, all options terminate 90 days after a change in control.

Security Ownership of Certain Beneficial Owners and Management

As of January 27, 2010, there were 57,333,785 shares of our common stock outstanding. The following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Title of Class	Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage of Class (2)
Director and Officer
Common Stock	Mark Sampson 6204 Imperial Avenue West Vancouver, BC V7W 2J2	6,232,771(3)	10.7%
Common Stock	Ralph Proceviat 4817 Oaktree Court Burnaby, BC V5G 4K9	13,493,489(4)	23.0%
Common Stock	Garry Bourns 41 Strathlea Court SW Calgary, AB T3H 4T4	3,500,175(5)	6.10%
Common Stock	Brad Weinert 8641 Dallas Street La Mesa, CA 91942	Nil(6)	Nil
Common Stock	Bernard Parkinson 166 Somme Avenue SW Calgary, AB T2T 6H6	2,625,175	4.58%
Common Stock	James Grey 2462 Carr Lane West Vancouver, BC V7S 3H5	Nil(7)	Nil
Common Stock	Sherrill Aspin 11646 94th Avenue Delta, BC V4C 3R6	1,062,500(8)	1.85%
Common Stock	Directors and Officers as a group	26,914,110(3) (4)	45.30%

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

(2)

Percentage based on 57,333,785 shares of common stock outstanding on January 27, 2010, including shares of restricted stock subject to options or warrants currently exercisable or exercisable within 60 days of January 27, 2010, which are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(3)

Does not include 1,312,500 options exercisable within 60 days, the exercise of which is conditional upon approval of the Plan. Includes warrants exercisable within 60 days that are owned by 885084 Alberta Inc., a company owned or controlled by Mark Sampson: 350,000 warrants, each of which entitles the holder to purchase one share of common stock at the exercise price of $0.20 per share on or before January 15, 2011, and 423,674 warrants each of which entitles the holder to purchase one share of common stock at the exercise price of $1.00 per share on or before January 6, 2012.

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

Changes in Control

In connection with a share purchase agreement dated October 28, 2009, our former president and director agreed to return to treasury 40,800,000 restricted shares of our common stock in exchange for the acquisition of all of the issued and outstanding  shares of Westside Publishing Ltd. By a return to treasury agreement dated October 28, 2009, our other former officer and director agreed to return to treasury 20,000,000 restricted shares of our common stock.  As a result of these cancellations, which were effective as of October 30, 2009; the conversion of the $1,600,000 of debt into 19,250,000 restricted shares, which was effective November 10, 2009; and the non-brokered private placement of 1,754,524 units for cash proceeds of US$375,000 and in settlement of debt totaling US$502,262, which was effective January 6, 2010, the former shareholders of Nexaira hold 35,162,936 restricted shares, or 61.33% of the total 57,333,785 issued and outstanding shares.

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

Technology Publishing, Inc.

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

Convertible Debenture

On June 19, 2007, we entered into a Convertible Loan Agreement with 0793296 B.C. Ltd (the Lender) for total borrowings of up to $3,000,000.  Our Chief Financial Officer is an officer of the Lender.

For the years ended October 31, 2009 and 2008, interest expense incurred in connection with the convertible debenture totaled $203,149 and $107,714, respectively. Interest paid to the Lender was $83,722 and $103,792 for the years ended October 31, 2009 and 2008, respectively.

Working Capital Loans from Related Parties

As of October 31, 2009, $681,349, which is net of debt discount of $6,046, is outstanding under the working capital loans from related parties, for total proceeds in the amount of $687,395 which is comprised of the following:

-

On July 9, 2009, 0793296 B.C. Ltd. advanced $50,000 for short-term working capital needs. The loan bears interest at 12% per annum and is payable quarterly commencing October 1, 2009.  Interest increases to 15% per annum after October 31, 2009 until the loan is repaid.

-

In October, 2009 0793296 B.C. Ltd advanced $275,000 for short-term working capital needs under promissory note agreements, of which $200,000 is to be applied to a form of subscription agreement in connection with our private placement offering subsequent to October 31, 2009.  The notes bear interest at 18% per annum and are payable quarterly commencing January 2010. Total interest payable in connection with the advances as of October 31, 2009 is $4,167.

-

On August 27, 2009, the Board of Directors approved the borrowing of funds through a factoring company (the “Factoring Co.”) for working capital needs. The proceeds are funded by 0840386 B.C. Ltd. and/or its nominees 0793296 B.C. Ltd, and 0885084 Alberta Inc., a company related to our Chief Executive Officer, Chief Financial Officer, and other third party investors. The funds advanced under the terms of the factoring agreement bear a factoring fee of 2% per month.  We received three advances for total of $362,395 under the agreement, which remain outstanding as of October 31, 2009. Total interest payable related to the borrowings as of October 31, 2009 is $20,157.

We issued warrants to the Factoring Co. to purchase up to 700,000 shares of our common stock for eighteen months from the date of investment at $0.20 per share.  We recorded the fair value of the warrants under the Black-Scholes model as debt discount totaling $12,000.   Accretion of the debt discount totaled $5,955 as of October 31, 2009.

Consulting Agreement

On March 17, 2008, we entered into a Consulting and Management Services Agreement (the “Consulting Agreement”) with Level Ten Corporate Services, Inc. (“Level Ten”).  Our Chief Financial Officer is also an officer of Level Ten. The Consulting Agreement provides for our Chief Executive Officer and Chief Financial Officer (the “Consultants”) to provide certain management consulting services to us. The Consulting Agreement calls for monthly retainer of $15,000. The Consulting Agreement also provides for options to purchase up to 750,000 shares of common stock at the exercise price of $0.40 per share to our Company’s Chief Executive Officer and Chief Financial Officer.

On May 15, 2008, the Consultants were appointed to the Board of Directors of Nexaira Inc. On July 22, 2008, the Consultants were also appointed as Officers of Nexaira Inc.

On June 1, 2008, we amended the Consulting Agreement with the Consulting Company, raising the monthly retainer to $23,313 ($25,000 Canadian Dollars). Total payments for management services under the Consulting Agreements for the year ending October 31, 2009 and 2008 were $240,975 and $180,796, respectively.

Effective November 1, 2008 the Board of Directors approved the increase of our Chief Executive Officer and Chief Financial Officer consulting fees to USD$35,000 per month. The Consultants agreed to defer the increase until additional funding is raised by the Company.  As October 31, 2009 deferred consulting fees outstanding totaled $179,025.

Repayment of Shareholder Loans

On January 3, 2006 former Officers of Nexaira Inc. entered into an Asset Purchase Agreement whereby Nexaira Inc. assumed the lease for the Canadian facilities and acquired certain assets and customer contracts from its then-Chief Executive Officer and Vice President of Engineering.  The Asset Purchase Agreement was structured as a Section 85 tax deferred transaction under the Canadian Income Tax Act. Under the terms of the tax-deferred exchange transaction, we issued 1,000,000 shares of common stock in connection with the transaction and recorded loans due to the shareholders.

In November 2007, Nexaira Inc. entered into an agreement with its former Chief Executive Officer and Vice President of Engineering to repay shareholder loan balances outstanding totaling $162,994. In connection with the agreement, we transferred Canadian accounts receivables outstanding as of October 31, 2007 totaling $105,187, and, fixed assets and other prepaids totaling $19,840. The remaining amount of $37,967 was paid in cash to the shareholders in January 2008.

In November 2007, our former Chief Executive Officer and Vice President of Engineering formed Puracom, an unrelated company. During the year ended October 31, 2009 and 2008, we retained the services of Puracom for research and development services for total fees of $10,396 and $42,805, respectively

Private Stock Purchase Transaction

On June 11, 2008, the parent company of the Lender (0793296 B.C. Ltd) entered into a private agreement with a former Officer of the Company to purchase his common stock ownership interest in the Company totaling 650,000 shares of the Company’s common stock for total purchase price of $127,000 ($130,000 Canadian Dollars).

Director Independence

For the year ended August 31, 2009, we acted with two directors. As Slawek Kajko was our president, secretary and treasurer and Edward Dere was our vice president, neither Mr. Kajko nor Mr. Dere were “independent directors” as the term is used in Nasdaq Rule 4200(a)(15).  As at January 27, 2010,  we  have four independent directors, being Messrs. Weinert, Grey, Bourns and Parkinson.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The aggregate fees billed for the fiscal years ended August 31, 2009 and 2008 for professional services rendered by Manning Elliott LLP for the audit of our annual financial statements prior to the year end change to October 31,2009 and review of the financial statements included in our quarterly reports on Form 10-Q or services that were provided by Manning Elliott LLP in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	August 31, 2009	August 31, 2008

Audit Fees – Manning Elliott LLP	$20,050	$31,500
Audit Related Fees	$nil	$nil
Tax Fees	$nil	$nil
All Other Fees	$nil	$nil
Total	$20,050	$31,500

The aggregate fees billed or expected to be billed for the most recently completed fiscal years ended October 31, 2009 and 2008 for professional services rendered by BDO Seidman LLP for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q or services that are normally provided by BDO Seidman LLP in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	October 31, 2009	October 31, 2008

Audit Fees – BDO Seidman LLP	$64,000	$112,000
Audit Related Fees	$nil	$nil
Tax Fees	$nil	$nil
All Other Fees	$nil	$nil
Total	$64,000	$112,000

Pre-Approval Policies and Procedures

Our board of directors pre-approves all services provided by our independent auditors. All of the above services were reviewed and approved by our board of directors before such services were rendered.

Our board of directors has considered the nature and amount of fees billed by Manning Elliott LLP and BDO Seidman, LLP and believes that the provision of services for activities unrelated to the two audits conducted for the fiscal years ended August 31, 2009 and October 31, 2009 as applicable is compatible with maintaining the independence of Manning Elliott LLP and  BDO Seidman, LLP.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit
Number	Description

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (incorporated by reference from our registration statement on Form S-1/A filed on October 10, 2008)

3.2	Bylaws (incorporated by reference from our registration statement on Form S-1/A filed on October 10, 2008)

3.3	Amendment to Articles of Incorporation and Bylaws – 8 for 1 forward split (incorporated by reference from our Form 8-K filed on September 24, 2009)

(10)	Material Contracts

10.1	Form of Subscription Agreement used in a private placement offering that closed on July 25, 2007 between our company and 32 investors (incorporated by reference from our registration statement on Form S-1/A as filed with the Commission on October 10, 2008)

10.2	Share Exchange Agreement dated September 29, 2009 (incorporated by reference from our current report on Form 8-K as filed with the Commission on October 2, 2009)

10.3	Assumption Agreement dated September 29, 2009 (incorporated by reference from our current report on Form 8-K as filed with the Commission on October 2, 2009)

10.4	Return to Treasury Agreement dated October 28, 2009 between our company and Edward Dere (incorporated by reference from our current report on Form 8-K as filed with the Commission on November 9, 2009)

10.5	Share Purchase Agreement dated October 29, 2009 between our company and Slawek Kajko (incorporated by reference from our current report on Form 8-K as filed with the Commission on November 9, 2009)

10.6	Form of Stock Option Agreement (incorporated by reference from our current report on Form 8-K as filed with the Commission on November 9, 2009)

10.7	Form of Debt Conversion Subscription Agreement (incorporated by reference from our annual report on Form 10-K for the year ended August 31, 2009 as filed with the Commission on November 18, 2009). Form of Subscription Agreement for Non-US Persons (incorporated by reference from our current report on Form 8-K as filed with the Commission on January 11, 2010)

10.8	Form of Assumption Agreement (incorporated by reference from our current report on Form 8-K as filed with the Commission on January 11, 2010)

10.9	Form of Debt Conversion Agreement (incorporated by reference from our current report on Form 8-K as filed with the Commission on January 11, 2010)

(14)	Code of Ethics

14.1	Code of Ethics(incorporated by reference from our annual report on Form 10-K for the year ended August 31, 2009 as filed with the Commission on November 18, 2009)

(21)	Subsidiaries

21	Direct and Indirect Wholly-Owned Subsidiaries of Nexaira Wireless Inc.:
Nexaira Inc., an Alberta company
Nexaira, Inc., a California company

31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer and Principal Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of Principal Executive Officer and Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(99)	Additional Exhibits

99.1	Audit Committee Charter (incorporated by reference from our Annual Report on Form 10-K for the year ended August 31, 2009 as filed with the Commission on November 18, 2009)

*      Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXAIRA WIRELESS INC.

/s/ Mark Sampson

By: Mark Sampson
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: January 29, 2010

/s/ Ralph Proceviat

By: Ralph Proceviat
Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)

Dated: January 29, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mark Sampson

By: Mark Sampson
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: January 29, 2010

/s/ Ralph Proceviat

By: Ralph Proceviat
Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)

Dated: January 29, 2010

/s/ James Grey By: James Grey Director Dated: January 29, 2010	/s/ Brad Weinert By: Brad Weinert Director Dated: January 29, 2010