Form 10-Q
period 2010-01-31
NEXAIRA WIRELESS INC.
filed 2010-03-17
CIK 1445625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 2010

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to __________

Commission file number 333-153868

NEXAIRA WIRELESS INC.
(Exact name of registrant as specified in its charter)

Nevada	20-8748507
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1404 510 West Hastings Street Vancouver, B.C. V6B 1L8 Canada	V6B 1L8
(Address of principal executive offices)	(Zip Code)

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

Yes [   ]  No [   ]
(Not currently applicable to the Registrant)

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

Yes [   ]  No [ X ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
58,733,785 common shares issued and outstanding as of March 17, 2010.

INDEX

		Page
PART I.	FINANCIAL INFORMATION
ITEM 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets as at January 31, 2010 with comparative figures as at October 31, 2009	4
	Condensed Consolidated Statement of Operations For the three months ended January 31, 2010 and 2009	5
	Condensed Consolidated Statement of Cash Flows For the three months ended January 31, 2010 and 2009	6
	Condensed Consolidated Statement of Shareholders’ Deficit and Other Comprehensive Loss For the year ended October 31, 2009 and the three months ended January 31, 2010	7
	Notes to the Condensed Consolidated Financial Statements.	8
ITEM 2.	Management’s Discussion and Analysis or Plan of Operation	16
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	22
ITEM 4T.	Controls and Procedures	22
PART II.	OTHER INFORMATION	25
ITEM 1.	Legal Proceedings	25
ITEM 1A.	Risk Factors	25
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
ITEM 3.	Defaults Upon Senior Securities	32
ITEM 4.	Removed and Reserved	32
ITEM 5.	Other Information	32
ITEM 6.	Exhibits	33
	SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Our interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

While the information presented in the accompanying interim financial statements for the quarter ended January 31, 2010 is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period. These interim financial statements follow the same accounting policies and methods of their application as the Company’s October 31, 2009 annual audited financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s October 31, 2009 annual audited financial statements.

NEXAIRA WIRELESS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	January 31, 2010	October 31, 2009
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$71,585	$260,067
Accounts receivable, net	120,266	204,163
Inventories, net	400,772	671,082
Income tax receivable	110,140	110,140
Prepaids and other current assets	159,547	87,325
Total current assets	862,310	1,332,777

Property and equipment, net	199,594	226,089

Other assets:
Software development costs, net	1,029,861	1,043,009
Patents and trademarks, net	83,212	85,723
Total other assets	1,113,073	1,128,732
TOTAL ASSETS	$2,174,977	$2,687,598

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Convertible debenture, net	$350,000	$1,950,000
Note payable to vendor, net	767,340	865,453
Accounts payable	792,673	632,452
Promissory notes payable to related parties, net	250,000	681,349
Note payable to bank	77,350	84,972
Short-term note payable in connection with future share subscription	100,000	-
Accrued expenses and other current liabilities	821,322	799,969
Due to shareholders	41,691	32,192
Total current liabilities	3,200,376	5,046,387

Commitments and contingencies

Shareholders’ deficit:
Common stock, $0.001 par value:
Authorized shares — 600,000,000
Issued and outstanding – 57,333,785 and 36,329,262, respectively	57,334	36,329
Additional paid-in capital	3,962,023	1,504,289
Accumulated deficit	(4,966,893)	(3,824,143)
Other comprehensive loss:
Foreign exchange translation	(77,863)	(75,264)
TOTAL SHAREHOLDERS’ DEFICIT	(1,025,399)	(2,358,789)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$2,174,977	$2,687,598

See Accompanying Notes to Condensed Consolidated Financial Statements

NEXAIRA WIRELESS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended January 31,
	2010	2009

Revenues	$506,338	$2,083,450

Cost of revenues	387,593	1,472,804

Gross profit	118,745	610,646

Operating expenses:
Research and development	228,719	71,862
Selling, general and administrative	929,311	1,002,052
Total operating expenses	1,158,030	1,073,914
Loss from operations	(1,039,285)	(463,268)

Other (expense) income:
Interest and other income	-	945
Interest and other expense	(102,665)	(64,131)
Total other (expense) income	(102,665)	(63,186)
Loss from operations before income taxes	(1,141,950)	(526,454)
Income tax provision	800	800
Net loss	$(1,142,750)	$(527,254)

Per share data:
Weighted average shares outstanding used in computation of basic and diluted net loss per share:
Basic and diluted	53,963,643	15,489,262

Net loss per share:
Basic and diluted	$(0.02)	$(0.03)

See Accompanying Notes to Condensed Consolidated Financial Statements

NEXAIRA WIRELESS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended January 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,142,750)	$(527,254)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	51,930	34,760
Loss on disposal of fixed assets	241	7,350
Provision for inventory obsolescence	2,880	-
Warranty reserve	1,727	(43,568)
Stock-based compensation expense	1,477	-
Accretion of discount on debt	12,609	15,500
Changes in operating assets and liabilities:
Accounts receivable	83,897	186,484
Inventories	267,430	(350,081)
Prepaids and other current assets	(72,222)	36,508
Accounts payable	160,221	411,842
Accrued expenses and other current liabilities	59,096	151,977
Net cash used in operating activities	(573,464)	(76,482)
Cash flows from investing activities:
Purchases of property and equipment	(4,847)	(55,431)
Software development costs	(3,350)	(201,518)
Patents and trademarks	(1,820)	(11,771)
Net cash used in investing activities	(10,017)	(268,720)
Cash flows from financing activities:
Proceeds from issuance of common stock	175,000	-
Net proceeds from convertible debenture	-	250,000
Net proceeds from promissory note payable to third party	200,000	-
Repayment of note payable to vendor	(104,677)	-
Proceeds from short-term note payable in connection with future share subscription agreement	100,000	-
Repayment of note payable to bank	(7,622)	(8,609)
Advances from shareholder	9,499	-
Net cash provided by financing activities	372,200	241,391
Effect of exchange rate changes on cash	22,799	95,785
Net decrease in cash and cash equivalents	(188,482)	(8,026)
Cash and cash equivalents at beginning of period	260,067	421,700
Cash and cash equivalents at end of period	$71,585	$413,674

See Accompanying Notes to Condensed Consolidated Financial Statements

NEXAIRA WIRELESS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Shareholders’ Deficit and Other Comprehensive
Loss For the Year Ended October 31, 2009 and the Three Months Ended January 31, 2010
(Unaudited)

			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total	Comprehensive Loss
	Common
	Stock	Amount

BALANCE OCTOBER 31, 2008	15,489,262	$15,489	$1,482,926	$(12,750)	$(450,508)	$1,035,157

Repricing of stock options in connection with amendment of convertible debenture			25,806			25,806
Issuance of warrants in connection with related party debt			12,000			12,000
Issuance of warrants to vendor in connection with Amended Note Payable Agreement			39,375			39,375
Issuance of common stock for Share Exchange Agreement with Technology Publishing, Inc.,	81,640,000	81,640	(159,545)			(77,905)
Sales of Westside Publishing Ltd. for cancellation of common stock	(40,800,000)	(40,800)	67,856			27,056
Return and cancelation of common shares by former officer and director of Technology Publishing	(20,000,000)	(20,000)	20,000			-
Stock-based compensation			15,871			15,871
Net loss					(3,373,635)	(3,373,635)	$(3,373,635)
Foreign exchange translation				(62,514)		(62,514)	(62,514)
Total comprehensive loss							$(3,436,149)

BALANCE OCTOBER 31, 2009	36,329,262	36,329	1,504,289	(75,264)	(3,824,143)	(2,358,789)

Conversion of convertible debenture into common stock	19,250,000	19,250	1,580,750			1,600,000
Conversion of promissory notes payable to related and third parties into common stock	1,004,523	1,005	501,257			502,262
Common stock issued in connection with private placement	750,000	750	374,250			375,000
Stock-based compensation			1,477			1,477
Net loss					(1,142,750)	(1,142,750)	$(1,142,750)
Foreign exchange translation				(2,599)		(2,599)	(2,599)
Total comprehensive loss							$(1,145,349)

BALANCE JANUARY 31, 2010	57,333,785	$57,334	$3,962,023	$(77,863)	$(4,966,893)	$(1,025,399)

See Accompanying Notes to Condensed Consolidated Financial Statements

NEXAIRA WIRELESS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended January 31, 2010 and 2009
(Unaudited)

1.	THE COMPANY

Nexaira Wireless, Inc. (“the Company”), formerly known as Technology Publishing, Inc. (“TPI”) was incorporated in the State of Nevada on March 19, 2007. The Company is headquartered in Vancouver, British Columbia Canada and its principal operations are located in San Diego, California. The Company designs, develops and distributes third and fourth generation (3G/4G) wireless routing solutions that offer speed, reliability and security to businesses that seek business continuity. The devices are simple to install, yet provide the advanced management and business class features demanded by the most sophisticated network operators. Nexaira routing devices are ideal for high availability applications and capable of providing complete device and network redundancy in wan-failover/ failback mode by leveraging the high speed wireless networks. Nexaira routing solutions, with our proprietary graphical user interface (I3 GUI), can also act as the primary router for DSL or cable networks and, when equipped with a data card and cellular plan, protect the business owner from service interruption caused by wireline failure. The Company is publicly traded on the Over-the-Counter Bulletin Board (OTCBB) under the symbol “NXWI” and can be found on the worldwide web at www.nexaira.com.

2.	BASIS OF PRESENTATION

The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position as of January 31, 2010, the results of operations and cash flows for the three months ended January 31, 2010 and 2009. The balance sheet as of October 31, 2009 is derived from the Company’s audited financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended October 31, 2009.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2009, as filed with the Securities and Exchange Commission.

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

3.	GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying condensed consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company has experienced a decline in revenues, and has negative cash flows from operations, negative working capital and capital deficits, which raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, an additional cash infusion.

As discussed in more detail in the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2009, the Company has obtained funds from both related and unrelated parties since its inception. Management believes this funding will continue, and is also actively seeking new investors. Management believes the existing shareholders and prospective new investors will provide the additional cash needed to meet the Company's obligations as they become due, and will allow the development of its core business. The Company has plans to raise $3-5 million within the next three to six months through equity financing. On November 10, 2009, a lender converted $1,600,000 into 19,250,000 restricted shares of the Company’s common stock at a conversion price of $0.083117 per share in connection with the Share Exchange Agreement effective September 29, 2009. From November 1, 2009 to January 31, 2010, the Company raised $375,000 through private equity financing and converted $502,262 debt into equity. Subsequent to January 31, 2010, the Company has raised an additional $350,000 through private equity financing and converted a further $350,000 of convertible debt into equity. In addition, on February 26, 2010, the Company also received $75,000 in connection with a non-brokered private placement that has not yet closed, however prior to closing, the Company is entitled to treat the funds as an interest free loan and use the proceeds. See Note 11 – Subsequent Events. However, there is no assurance that the Company will be successful in continuing to secure additional capital.

4.	SIGNFICANT ACCOUNTING POLICIES

Fair Value of Financial Instruments

The carrying amounts for the Company’s cash, accounts payable, accrued liabilities and debt approximate fair value due to the short-term maturity of these instruments.

Revenue Recognition

The Company’s revenues comprise of the following:

  distribution of third party mobile wireless broadband, modules and router solution, as well as related accessories;

  the Company’s proprietary wireless router solutions that are integrated with the Company’s internally developed software that is essential to the functionality of the equipment; and

  customization services, marketing tools, provisioning and airtime activations based on individual customer needs.

The Company recognizes revenue, net of sales tax, in accordance with Staff Accounting Bulletin No. 104 (“SAB 104”), when all four basic criteria are met: 1) there is evidence that an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectability is reasonably assured. In addition, the Company does not recognize revenue until all customers’ acceptance criteria have been met. The criteria are usually met at the time of product shipment, except for shipments to distributors with rights of return. The portion of revenue from shipments to distributors subject to rights of return is deferred until the agreed upon percentage of return or cancellation privileges lapse. The Company currently does not resell its internally developed software separately from its proprietary router solution. The Company considered ASC 985-605 (formerly SOP 97-2 – Software Revenue Recognition and EITF 00-21 - Revenue Arrangements with Multiple Deliverables) applied to the revenue recognition of the Company’s newly developed products sold during the quarter-ended January 31, 2010. The Company does not currently sell its proprietary router product and internally developed software separately, and no services are provided after the product is shipped. Therefore, normal SAB 104 revenue recognition guidance applies as noted above.

Revenue recognition relating to customization services and provisioning, while currently immaterial, is recognized when services are performed.

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

Concentration of Credit Risk

The Company provides products and services to a variety of customers worldwide. Concentration of credit risk with respect to revenues and trade receivables is limited due to the geographic and industry dispersion of the Company’s customer base. The Company has not experienced significant credit losses on its customer accounts. A small number of customers has typically accounted for a large percentage of the Company’s annual revenues and trade accounts receivable. Four customers accounted for 37%, 14%, 13% and 10%, respectively, of the Company’s revenues for the three months ended January 31, 2010. Three customers accounted for 23%, 15% and 15%, respectively, of the Company’s revenues for the three months ended January 31, 2009. Two customers accounted for 49% and 25%, respectively, of trade accounts receivable as of January 31, 2010. As of October 31, 2009, two customers accounted for 26% and 17% of outstanding trade accounts receivable.

The Company relied on two suppliers, respectively, to provide 68% and 84% of total inventory purchases for the three months ended January 31, 2010 and 2009, respectively.

Research and Development Costs

Internal costs relating to research and development costs incurred for new software products and enhancements to existing products, other than certain software development costs that qualify for capitalization, are expensed as incurred.

Software Development Costs

The Company capitalizes software development costs in accordance with ASC 985-20 (SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed). Software development costs consist of labor and overhead costs related to development of the Company’s suite of NexWare™ firmware for the Company’s suite of wireless routers. Software development costs are capitalized when technological feasibility and marketability of the related product has been established. On June 1, 2008, the Company established technological feasibility upon successful completion and testing of the Company’s first working router product pilot firmware program. Capitalized software costs will be amortized on a product-by-product basis, three to five years, beginning when the product is available for general release to customers. During the three months ended January 31, 2010, the Company introduced its initial version of Consumer and Business Class brand of its wireless routing solutions to distributors and value added resellers (VARS) for retail sale in big box stores and on the internet. The Company began amortization of these two product classes over 5 years in November 2009, for total amortization expense included in cost of sales of $16,498 for the three months ended January 31, 2010. Software development costs totaling $551,416 included in the balance sheet as of January 31, 2010 relate to the development of NexWare™, Consumer and Business Class 2, and Enterprise Pro products expected to be released in May 2010. Thus amortization has not begun on these products to date.

Intangible Assets

Intangible assets, consisting principally of patents and trademarks, are accounted for in accordance with ASC 350.30, formerly known as SFAS No. 142, Goodwill and Other Intangibles. Intangible assets that have finite lives are amortized using the straight-line method over their estimated useful lives of fifteen years. Amortization expense for the three months ended January 31, 2010 was $4,330. No amortization expense was recorded for the three months ended January 31, 2009.

Recent Accounting Pronouncements

In October 2009, the FASB issued ASU No. 2009-14, Software (Topic 985) Certain Arrangements That Contain Software Elements – a consensus of the FASB Emerging Issues Task Force (“ASU 2009-14”). ASU 2009-14 amends the scope of software revenue guidance in FASB ASC Subtopic 985-605, Software-Revenue Recognition, to exclude tangible products containing software and non-software components that function together to deliver the product’s essential functionality and ASU No. 2009-13, Revenue Recognition (Topic 605) Multiple-Deliverable Revenue Arrangements — a consensus of the FASB EITF (“ASU 2009-13”). ASU 2009-13 eliminates the residual method of allocation and requires the relative selling price method when allocating deliverables of a multiple-deliverable revenue arrangement. ASU 2009-13 specifies the best estimate of a selling price is consistent with that used to determine the price to sell the deliverable on a standalone basis. ASU 2009-14 and ASU 2009-13 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and must be adopted in the same period using the same transition method. If adoption is elected in a period other than the beginning of a fiscal year, the amendments in these standards must be applied retrospectively to the beginning of the fiscal year. Full retrospective application of these amendments to prior fiscal years is optional. Companies may elect early adoption of these standards. The Company does not believe the adoption of ASU 2009-14 and ASU 2009-13 will have a material impact on its consolidated results of operations and financial condition.

5.	CERTAIN FINANCIAL STATEMENT INFORMATION

Inventories

Inventories consist of the following:

	January 31, 2010	October 31, 2009
Broadband cards	$42,698	$183,112
Modules	264,588	398,101
Routers	218,993	302,469
Routers held by distributors	21,953	28,057
Accessories and branding collateral	77,625	65,929
	625,857	977,668
Less allowance for obsolescence	(225,085)	(306,586)
	$400,772	$671,082

Property and equipment

Property and equipment consist of the following:

	January 31, 2010	October 31,2009
Computer equipment and related	$200,624	$199,804
Computer software and website development costs	119,093	119,093
Office and lab equipment	46,438	42,411
Furniture and fixtures	26,347	26,800
Leasehold improvements	17,947	17,947
	410,449	406,055
	(210,855)	(179,966)
	$199,594	$226,089

Depreciation expense for the three months ended January 31, 2010 and 2009 totalled $31,102 and $25,843, respectively.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	January 31, 2010	October 31, 2009
Payroll and related	$240,270	$174,922
Deferred consulting fees	212,710	179,025
Interest payable	176,535	168,460
Other	191,807	277,562
	$821,322	$799,969

6.	SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended January 31,
	2010	2009
Cash paid for interest	$16,843	$39,308

Cash paid for income taxes	$800	$800

Non-cash financing and investing activities:
Conversion of convertible debenture into common stock	$1,600,000	$-
Conversion of promissory notes payable to related parties into common stock	$502,262	$-
Issuance of common stock in connection with settlement of short-term borrowing advanced for subscription agreement	$200,000	$-
Repricing of stock options in connection with amendment of convertible debenture	$-	$25,806
Transfer of Bridge Credit Facility to Convertible Debenture in connection With Loan Amending Agreement #3	$-	$500,000

7.	NET LOSS PER SHARE

Basic earnings per share (“EPS”) exclude dilution and are computed by dividing net income or loss by the weightedaverage number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive securities, which currently comprise of options and a convertible debenture, are excluded from the diluted EPS computation in loss periods and when their exercise price is greater than the market price as their effect would be anti-dilutive.

A reconciliation of weighted-average basic shares outstanding to weighted-average diluted shares outstanding follows:

	For the Three Months Ended January 31,
	2010	2009

Basic weighted average common shares outstanding	53,963,643	15,489,262

Effect of dilutive securities:
Convertible debenture	-	-
Stock options	-	-

Diluted weighted average common and potential common shares outstanding	53,963,643	15,489,262

As of January 31, 2010, shares reserved for issuance upon the conversion of the convertible debenture, and exercise of warrants to purchase common stock totaled 1,400,000 and 4,624,023, respectively. 1,129,034 shares are reserved for issuance upon the exercise of stock options granted to a lender and 15,000,000 shares are reserved for issuance upon the exercise of options granted under the Company’s Stock Option Plan, of which 8,400,000 have been granted, respectively. These were excluded from the calculation of diluted earnings per share as their effect was anti-dilutive.

8.	CONVERTIBLE DEBENTURE

On November 10, 2009, a lender converted $1,600,000 into 19,250,000 restricted shares of the Company’s common stock at a conversion price of $0.083117 per share in connection with the Share Exchange Agreement effective September 29, 2009. The Conversion price was determined based on the average conversion price of the Amendment 4 revision price of every $0.20 for the Pre-March advances and $0.10 conversion price for the March advance, or $0.15, and 11,000,000 shares based on total debt of $1,600,000 converted.

After the conversion, $350,000 remains outstanding under the convertible debenture agreement as at January 31, 2010. See the Company’s annual report on Form 10-K for the year ended October 31, 2009.

Effective February 23, 2010, the Lender converted the remaining balance of $350,000 into 700,000 units at $0.50 per unit. See Note 11 – Subsequent Events.

9.	WORKING CAPITAL LOANS

On January 6, 2010, the Company converted a short-term borrowing advanced in October 2009 in connection with a subscription agreement totaling $200,000, and converted promissory note payable agreements, and interest payable thereon, totaling $502,262, into 1,404,523 units at $0.50 per unit pursuant to private placement subscription and debt conversion agreements. Each unit is comprised of one common share and one common share purchase warrant. Each non-transferable warrant entitles the holder to purchase one additional share of common stock of the Company at a price of $1.00 per share until January 6, 2012. See Note 10 – Shareholders’ Deficit.

10.	SHAREHOLDERS’ DEFICIT

Non-brokered Private Placements

On January 6, 2010, pursuant to private placement subscription agreements, the Company, closed a non-brokered private placement of 750,000 units at $0.50 per unit, for cash proceeds of $175,000 and proceeds of $200,000 related to a short-term note received from a third party in October 2009. Each unit was comprised of one common share and one common share purchase warrant. Each non-transferable warrant entitles the holder to purchase one additional share of common stock of the Company at a price of $1.00 per share until January 6, 2012.

On January 6, 2010, the Company also converted promissory note agreements, and interest payable thereon, totaling $502,262 into 1,004,523 units at $0.50 per unit pursuant to debt conversion agreements. See Note 9 – Working Capital Loans.

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

Shares Reserved for Future Issuance

On January 6, 2010, the Company issued 1,754,523 warrants in connection with a non-brokered private placement. The number of shares reserved for future issuance after the private placement transaction totals 22,171,058 which includes shares reserved for issuance upon the exercise of 4,642,023 common share purchase warrants and 1,129,034 stock options granted to a lender, 1,400,000 shares reserved for issuance upon conversion of convertible debt by a lender, and 15,000,000 shares reserved for issuance upon the exercise of stock options available for grant under the Company’s Stock Option Plan, of which 8,400,000 have been granted.

Stock Option Plan

The Company’s 2009 Stock Option Plan provides for the granting of equity awards, including restricted stock and incentive and nonqualified stock options to purchase up to 15,000,000 shares of the Company’s common stock, to employees, directors, officers and independent consultants of the Company. As of January 31, 2010, 8,400,000 stock options have been granted to the Company’s employees, officers and directors.

Stock based compensation expense included in selling, general and administrative expense for the three months ended January 31, 2010 totalled $1,477. No stock based compensation was incurred for the three months ended January 31, 2009. The amount of unearned stock-based compensation currently estimated to be expensed from now through fiscal 2012 related to unvested share-based payment awards at January 31, 2010 is $8,908.

A summary of stock option activity in connection with the 2009 Stock Option Plan as of January 31, 2010 is as follows:

	Number Outstanding	Weighted Average Exercise Price

Options outstanding October 31, 2008	6,632,000	$0.41
Granted	8,400,000	$0.15
Exercised	-	-
Cancelled	(6,632,000)	$0.41
Options outstanding October 31, 2009	8,400,000	$0.15
Granted	-	-
Exercised	-	-
Cancelled	-	-
Options outstanding January 31, 2010	8,400,000	$0.15

Options exercisable January 31, 2010	6,781,250	$0.15

11.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events, as defined by ASC 855, formerly SFAS No. 165, “Subsequent Events,” through the date that the financial statements were issued on March 17, 2010.

Private Placement and Conversion of Debt

Effective February 23, 2010, as disclosed in the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 24, 2010, the Company closed a non-brokered private placement of 700000 units at a price of $0.50 per unit for total cash proceeds of $350,000. In addition, on February 23, 2010, a lender converted $350,000 in connection with a convertible debenture outstanding into 700,000 units at a price of $0.50 per unit.

Each unit is comprised of one common share and one common share purchase warrant. Each non-transferable warrant entitles the holder to purchase one additional share of common stock of the Company at a price of $1.00 per share until February 23, 2012. The units were issued pursuant to private placement subscription agreements and a debt conversion agreement, as applicable, each dated February 23, 2010. The Company issued the units to 3 non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933, as amended (the “Securities Act”)) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act.

Effective February 19, 2010, the Registrar of Companies of the Province of British Columbia approved the continuation of Nexaira Inc. into British Columbia from the jurisdiction of Alberta. British Columbia law required that Nexaira Inc. change its name to a more descriptive one and, effective February 19, 2010 Nexaira Inc. changed its name to Nexaira Wireless (BC) Ltd. Nexaira Wireless (BC) Ltd. is a wholly owned subsidiary of the Company and its offices are located at Suite #1404, 510 West Hastings Street in Vancouver, B.C., Canada.

On February 26, 2010 the Company received $75,000 in connection with a non-brokered private placement that has not yet closed, however prior to closing, the Company is entitled to treat the funds as an interest free loan and use the proceeds.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is provided as a supplement to the accompanying condensed consolidated financial statements and footnotes to help provide an understanding of our financial condition, changes in our financial condition and results of our operations. The MD&A is organized as follows:

  Caution concerning forward-looking statements. This section discusses how forward-looking statements made by us in the MD&A and elsewhere in this report are based on management’s present expectations about future events and are inherently susceptible to uncertainty and changes in circumstances.

  Company Overview. This section provides an introductory overview and context for the discussion and analysis that follows in the MD&A.

  Results of operations. This section provides an analysis of our results of operations for the three months ended January 31, 2010 and 2009. A brief description is provided of transactions and events that impact the comparability of the results being analyzed.

  Outstanding Share Data. This section provides the designation and number or principal amount of (a) each class and series of voting or equity securities for which there are securities outstanding; (b) each class and series of securities for which there are securities outstanding if the securities are convertible into, or exercisable or exchangeable for, voting or equity securities and (c) subject to subsection (2), each class and series of voting or equity securities that are issuable on the conversion, exercise or exchange of outstanding securities.

  Financial condition and liquidity. This section provides an analysis of our cash position and cash flows, as well as a discussion of our financing arrangements and financial commitments.

  Critical accounting policies. This section discusses those accounting policies that are both considered important to our financial condition and operating results and require significant judgment and estimates on the part of management in their application.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

The MD&A should be read in conjunction with the consolidated financial statements and notes thereto included in this report. This discussion contains forward-looking statements. These forward-looking statements are made as of the date of this report. Any statement that refers to an expectation, projection or other characterization of future events or circumstances, including the underlying assumptions, is a forward-looking statement. We use certain words and their derivatives such as “anticipate”, “believe”, “plan”, “expect”, “estimate”, “predict”, “intend”, “may”, “will”, “should”, “could”, “future”, “potential”, and similar expressions in many of the forward-looking statements. The forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and other assumptions made by us. These statements and the expectations, estimates, projections, beliefs and other assumptions on which they are based are subject to many risks and uncertainties and are inherently subject to change. We describe many of the risks and uncertainties that we face in “Risk Factors” below and elsewhere in this report. Our actual results and actual events could differ materially from those anticipated in any forward-looking statement. Readers should not place undue reliance on any forward-looking statement.

COMPANY OVERVIEW

We design, develop and distribute third and fourth generation (3G/4G) wireless routing solutions that offer speed, reliability and security to businesses that seek business continuity. Our devices, including our patent pending I3 GUI (Graphical User Interface), are simple to install yet provide the advanced management and business class features and functionality demanded by the most sophisticated network operators and users. Our routing devices are ideal for high availability applications and are capable of providing complete device and network redundancy in wan-failover/failback mode by leveraging the high speed wireless networks. Our routing solutions with our I3 GUI can also act as the primary router for DSL or cable networks and, when equipped with a data card and cellular plan, protect the business owner from service interruption caused by wireline failure.

We have what we believe is an exceptional team that has developed highly functional wireless firmware and software data technologies that have multiple potential patents that are in the process of being filed. Our development staff has engineered a family of proprietary next generation wireless 3G/4G routers that we believe will outperform our competition at a lower price while maintaining significant gross margins. In parallel with this product development, we believe we have assembled a core team of experienced sales and marketing professionals. We have thirty employees working out of our operating center which is headquartered in San Diego, CA, and our sales center in Kansas City, MO. The company’s corporate offices are located in Vancouver, BC. Our common shares are publicly traded on the Over-the-Counter Bulletin Board (OTCBB) under the symbol “NXWI” and our website address is: www.nexaira.com.

Corporate and Operational History

We were incorporated in the State of Nevada on March 19, 2007 under the name of Technology Publishing, Inc. On June 1, 2007, we entered into a share purchase agreement with Slawek Kajko, our then president, secretary, treasurer and a director of our company, whereby we acquired all of the issued and outstanding shares of Westside Publishing Ltd. in consideration for the issuance of a promissory note in the amount of $28,047. Westside Publishing Ltd. became our wholly-owned subsidiary and we commenced the business of publishing and selling advertising for a consumer electronics magazine entitled Canada HiFi. In addition to this, we also provide graphic design services.

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

We divested Westside Publishing Ltd. effective October 28, 2009. As consideration for this divestment of Westside Publishing Ltd., 40,800,000 restricted shares held by our former president and director was surrendered for cancellation. In addition, 20,000,000 restricted shares were surrendered for cancellation by a former officer and director pursuant to a return to treasury agreement with our company dated October 28, 2009. These share cancellations were effective as of October 30, 2009. With the divestment of Westside Publishing Ltd., on October 28, 2009, our current subsidiaries are Nexaira Inc., an Alberta corporation and Nexaira, Inc., a California corporation.

The business combination was accounted for as a reverse acquisition, primarily effected by exchanging equity interests by the issuing of our shares (accounting acquiree) to the owners of Nexaira (accounting acquirer) as explained above and accordingly; reflected as a recapitalization in the consolidated financial statements.

When Nexaira was formed in 2005, the key focus was to build an organization focused on wireless data communications technology and to develop key supplier and customer relationships. This close involvement with suppliers and customers allowed management to develop an innovative plan for the development and delivery of new products and services to satisfy customer needs and to realize the benefits of being in the forefront of an industry poised to grow exponentially over the coming years.

In 2008, management initiated the development of a new wireless routing platform and for the first time in its history began writing our own proprietary firmware and software. Our management anticipated the effect of exiting the non strategic low margin distribution business in 2009 and knowing the impact on revenues made appropriate adjustments in its cost structure relating to the legacy distribution business. In December of 2008 we launched our consumer class router, followed by its highly acclaimed I3 GUI in March 2009. In May 2009 we launched our first “Business Class Product” and delivered demos to our first carrier customer.

RESULTS OF OPERATIONS – JANUARY 31, 2010 COMPARED TO JANUARY 31, 2009

During the last fiscal year, continuing on into the first three months of our current fiscal year ended October 31, 2010, we continue to experience and meet numerous business challenges associated with one of the worst economic downturns in recent history, coupled with a tightening of supplier credit, price decreases, increased competition from other distributors added by manufacturers and decreased demand. We are confident we have made the right decision to reduce our dependency on the distribution business which is seeing the impact of commoditization of its products.

As outlined in our annual report for the year ended October 31, 2009, we forecasted continued downward pressure on the gross profits generated by the sale and distribution of manufacturers’ products and thus made a decision to control our own destiny by developing our own line of router software and hardware products and solutions.

To ensure that we positioned our company for the future growth forecasted in the 3G/4G sector, we turned our attention away from being solely dependent on the manfuactureres we represented towards designing and developing our own products –specifically 3G/ 4G wireless routing firmware and hardware. After 20 months of testing, field trials, customer driven enhancements and modifications, we not only understand the customer requirements and the market verticals but have better control on the business and the challenges facing it.

Being less dependent on the commodity based distribution business, we are now positioned to commercialize our proprietary router solutions and increase and broaden our revenue streams. Our planned revenue growth and return to profitability is expected to come as a result of the introduction of our (1) innovative and patent pending proprietary technology, (2) the launch of our new suite of products catering to the growing 3G/4G wireless business segment and (3) an experienced sales and operations team focused on the wireless marketplace. Our success is dependent on our ability to raise new capital.

With our base of current customers and a diversified expanding market, we believe our new suite of products will create onetime and recurring revenue, potentially yielding higher gross profit margins as compared to the legacy distribution business. With the introductions of our new router solutions, management intends to leverage our existing loyal customer base, enhance our fulfillment expertise to provide unique packaging and delivery of the NexWareSM software, develop new markets, add new customers, strengthen our business relationships with strategic vendors and continue to be innovative in developing software and firmware to meet our customers’ needs.

Revenues

The decision to exit certain elements of the distribution business and in particular the module business and allocate our resources to our own line of products, resulted in part, in lower sales for the three months ended January 31, 2010 compared to the same period in 2009.

Total revenues for the three months ended January 31, 2010 amounted to $506,338 compared to $2,083,450 for the same period in 2009, a decrease of $1,577,104. As outlined above, a significant component of this $1,577,104 decrease includes $735,260 in relatively low gross margin module sales generated in 2009 which we have now exited. The remaining $989,146 decrease in revenue is due in part to the economic situation facing the industry, the tightening of supplier credit which has curtailed our ability to order broadband card products in larger quantities for re-sale, increased competition from other distributors added by manufacturers and a general decrease in product demand for certain data card products.

Gross profit for the three months ended January 31, 2010 was $118,745, or 23% of total revenues. This compares to gross profit of $610,646 or 29% of total revenues for the three months ended January 31, 2009. The decrease in gross profit is attributable to lower module and data card sales and the decrease in the overall gross margin percentage is primarily due to the Company’s introduction of its wireless routing solutions to distributors and value added resellers (VARS) for retail sale in big box stores and on the internet.

Research and Development

Research and development totaled $228,719 and $71,862 for the three months ended January 31, 2010 and 2009, respectively, for a total increase of $156,857 in the three months ended January 31, 2010. The Company capitalizes software development costs in accordance with ASC 985-20 (SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed). Software development costs consist of labor and overhead costs related to development of the Company’s suite of NexWare™ firmware for the Company’s suite of wireless routers. The Company capitalizes software development costs when technological feasibility and marketability of the related product has been established. On June 1, 2008, the Company established technological feasibility upon successful completion and testing of the Company’s first working router product pilot firmware program. The increase in the three months ended January 31, 2010 is the result of the Company expensing research and development costs due to the introduction of wireless routing solutions to distributors and value added resellers (VAR) for retail sale in big box stores and on the internet. During this period, management determined that its research and development did not meet the criteria for capitalization due to the majority of costs incurred in connection with on-site customer testing, resolution of hardware issues and sales and marketing engineering support. For the three months ended January 31, 2009, the Company capitalized $201,518.

Selling, General and Administrative

Selling, general and administrative expenses amounted to $929,311 for the three months ended January 31, 2010 compared to $1,002,052 for the same period in 2009. Selling, general and administrative expenses decreased $72,741 for the three months ended January 31, 2010 primarily due to reduction in travel costs, business development and advertising costs, consulting fees, and recruiting expenses.

Interest and Other Expense

Interest and other expense increased $39,479 to $102,665 for the three months ended January 31, 2010 compared to $64,131 for the same period in 2009 as a result in increased cost of borrowings, primarily in connection with the convertible debenture and working capital loans provided by related parties.

Net Loss from Operations

The loss from operations amounted to $1,039,285 for the three months January 31, 2010 compared to a loss of $463,268 for same period in 2009. The increase is primarily due to lower sales and increased research and development as discussed above. Net loss after interest and income taxes amounted to $1,142,750 for the three months ended January 31, 2010, an increase of $615,496 over the same period in 2009. With the sales of our new line of routers expected gain traction in fiscal 2010 and a continued demand and supply of broadband data cards, it is anticipated that the company’s losses will decrease year over year, commencing the third quarter of fiscal year 2010.

OUTSTANDING SHARE DATA

Total authorized share capital: 600,000,000 common shares @ US $0.001 par value

COMMON SHARES
Total issued and outstanding as of October 31, 2009	36,329,262
Common shares issued in connection with conversion of $1,600,000 convertible debenture on November 10, 2009	19,250,000
Common shares issued in connection with $375,000 private placement and conversion of $502,262 debt on January 6, 2010	1,754,523
Common shares issued in connection with $350,000 private placement and conversion of $350,000 convertible debenture on February 23, 2010	1,400,000

Total issued and outstanding as of March 17, 2010	58,733,785

COMMON SHARE PURCHASE WARRANTS
Granted October 26, 2009: Exercisable at US $0.10 Expiry: June 29, 2011	875,000
Granted October 26, 2009: Exercisable at US $0.20 Expiry: January 15, 2011	2,012,500
Granted January 6, 2010: Exercisable at US $1.00 Expiry: January 6, 2012	1,754,523
Granted February 23, 2010: Exercisable at US $1.00 Expiry: February 23, 2012	1,400,000
Total outstanding common share purchase warrants as of March 17, 2010	6,042,023

STOCK OPTIONS GRANTED TO LENDER
Granted September 29, 2009: Exercisable at US $0.20 Expiry: November 7, 2010	1,129,034

EMPLOYEE STOCK OPTION PLAN
Total Options available for grant under the Company’s Stock Option Plan: 15,000,000 Granted October 5, 2009: 8,400,000 Exercisable at US $0.15 Expiry: July 17, 2013	8,400,000
Total outstanding stock options as of March 17, 2010	9,529,034

FINANCIAL CONDITION AND LIQUIDITY

Working Capital

	January 31, 2010	October 31, 2009
Current assets	$862,310	$1,332,777
Current liabilities	3,200,376	5,046,387
Working capital (deficiency)	$(2,338,066)	$(3,713,610)

Our cash on hand as of January 31, 2010 was $71,585. As of January 31, 2010, we had a working capital deficiency of $2,338,066. Included in current liabilities at January 31, 2010 is a convertible debenture in the amount of $350,000 which was converted into equity on February 23, 2010. We have incurred operating losses since 2008, and this is likely to continue for the year ending October 31, 2010.

We anticipate that our cash on hand and the revenue that we anticipate generating from product sales will not be sufficient to satisfy all of our cash requirements for the next twelve months. Since October 31, 2009 through February 28, 2010 we have successfully raised cash in the amount of $800,000 in connection with non-brokered private placement transactions and converted $2,452,262 of its debt into equity. We plan to raise additional capital primarily through the equity financing and further borrowings from our current shareholders and directors if this type of funding continues to be available. We will continue to seek additional funds from our current shareholders and directors to fund our day to day operations until equity financing can be pursued but we have no guarantee that our current shareholders and directors will continue to fund our day to day operations.

We have been focused on changing our business model to include the development of our own line of software to compliment the distribution side of our business. During this period we have experienced a decline in revenues from the legacy distribution business resulting in negative cash flow from operations. As of January 31, 2010 we have a total shareholders’ deficit of $1,025,399 compared to a shareholders’ deficit of $2,358,789 as of October 31, 2009. As discussed in Note 3 of the Notes to the Condensed Consolidated Financial Statements, we have incurred losses from operations and have negative cash flow from operations, a working capital and a net capital deficit that raise substantial doubt about our ability to continue as a going concern. The Condensed Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty. Our ability to continue as a going concern depends on our success in generating increased revenues and earnings in the immediate and foreseeable future with the introduction of our new line of hardware and software router products and solutions. Furthermore, the continuation of our company as a going concern is dependent upon the continued financial support from our shareholders and lenders and our ability to obtain necessary equity financing to continue operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to inventory valuation and warranty liabilities, which affect our cost of sales and gross margin; the valuation of intangibles, including software development costs, and patents and trademarks, which could in the future affect our impairment charges to write down the carrying value of intangibles and the amount of related periodic amortization expense recorded for definite-lived intangibles; and the valuation of deferred income taxes, which affects our income tax expense (benefit). We also have other key accounting policies, such as our policies for stock-based compensation and revenue recognition, including the deferral of a portion of revenues on sales to distributors. The methods, estimates and judgments we use in applying these critical accounting policies have a significant impact on the results we report in our financial statements. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from management’s estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

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

During the three months ended January 31, 2010, we introduced our initial version of Consumer and Business Class brand of wireless routing solutions to distributors and value added resellers (VARS) for retail sale in big box stores and on the internet. We began amortization of these two product classes over 5 years in November 2009, for total amortization expense included in cost of sales of $16,498 for the three months ended January 31, 2010. Software development costs totaling $551,416 included in the balance sheet as of January 31, 2010 related to NexWare™ Consumer and Business Class 2 and Enterprise Pro is expected to be released in May 2010. Thus amortization has not begun on these products to date.

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

Revenue Recognition

Our revenues comprise of the following:

  distribution of third party mobile wireless broadband, modules and router solution, as well as related accessories;

  our proprietary wireless router solutions that are integrated our internally developed software that is essential to the functionality of our equipment; and

  customization services, marketing tools, provisioning and airtime activations based on our individual customer needs.

We recognize revenue, net of sales tax, in accordance with Staff Accounting Bulletin No. 104 (“SAB 104”), when all four basic criteria are met: 1) there is evidence that an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectability is reasonably assured. In addition, the Company does not recognize revenue until all customers’ acceptance criteria have been met. The criteria are usually met at the time of product shipment, except for shipments to distributors with rights of return. The portion of revenue from shipments to distributors subject to rights of return is deferred until the agreed upon percentage of return or cancellation privileges lapse. We currently do not resell our internally developed software separately from our proprietary router solution. We considered ASC 985-605 (formerly SOP 97-2 - Software Revenue Recognition and EITF 00-21 - Revenue Arrangements with Multiple Deliverables) applied to the revenue recognition of our newly developed products sold during the quarter-ended January 31, 2010. As we do not currently sell our proprietary router product and internally developed software separately, and no services are provided after the product is shipped. Therefore, normal SAB 104 revenue recognition guidance applies as noted above.

Revenue recognition related to customization services and provisioning, while currently immaterial, is recognized when services are performed.

In accordance with FASB ASC 605-45 (Emerging Issues Task Force (EITF) Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs), we include shipping and handling fees billed to customers in net revenues. Amounts incurred by us for freight are included in cost of goods sold.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.	CONTROLS AND PROCEDURES

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

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, our management, with the participation of our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, being January 31, 2010. Our president and our chief financial officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of January 31, 2010.

Based on this evaluation, these officers concluded that, as of January 31, 2010, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to our company’s management, including our president and chief financial officer, to allow timely decisions regarding required disclosure.

The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting as identified below under the heading “Management’s Report on Internal Control Over Financial Reporting.” Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated. Our company intends to remediate the material weaknesses as set out below under the heading, “Management’s Remediation Initiatives”.

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

Under the supervision of our new president and chief financial officer, being our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2010 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at January 31, 2010.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of our internal control over financial reporting as of January 31, 2010, we determined that there were control deficiencies that constituted material weaknesses which are indicative of many small companies with small staff, such as:

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

These control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements could not have been prevented or detected on a timely basis. As a result of the material weaknesses described above, we concluded that we did not maintain effective internal control over financial reporting as of January 31, 2010 based on criteria established in Internal Control—Integrated Framework issued by COSO. Our new management, board of directors and audit committee are currently evaluating remediation plans for the above deficiencies. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the weaknesses described above. However, we plan to take steps to enhance and improve the design of our internal control over financial reporting. Our proposed plans are set out below under the heading, “Management’s Remediation Initiatives”.

Changes in Internal Controls

As discussed above, we conducted an evaluation of the effectiveness of our internal control over financial reporting during our most recent fiscal quarter ending January 31, 2010 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation using the criteria established, our management concluded that our internal controls over financial reporting were not effective as of January 31, 2010.

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

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

Our directors and officers, in the aggregate, beneficially own 45.92% of the issued and outstanding shares of our common stock. As a result, they have the ability to influence matters affecting our stockholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our officers and directors control such shares, investors will find it difficult to replace our management if they disagree with the way our business is being operated. Because the influence by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

Our monthly, quarterly and annual financial results will be subject to fluctuations that could affect the market price of our common shares.

Our revenue, gross margin, operating earnings and net earnings may vary from month to month and quarter to quarter and could be significantly impacted by a number of factors, including:

  Possible delays or shortages in manufactured components;

  Price and product competition, which may result in lower selling prices for some of our products or lost market share;

  Transition periods associated with the migration of new technologies;

  The development and timing of the introduction of our new products;

  The securing of channel slots for new products and the timing of sales orders and OEM and carrier customer sell through;

  Product mix of our sales as our products have different gross margins;

  The amount of inventory held by our channel partners;

  Possible cyclical fluctuations related to the evolution of wireless technologies;

  Possible delays in the manufacture or shipment of current or new products;

  Possible product quality that may increase our cost of goods sold;

  Possible increased inventory levels; Concentration in our customer base; and

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

  Higher than anticipated acquisition and integration costs and expenses;

  Effects of costs and expenses of acquiring and integrating new businesses on our operating results and financial condition;

  The difficulty and expense of integrating the operations and personnel of the companies;

  Disruption of our ongoing business;

  Diversion of management's time and attention away from our remaining business during the integration process;

  Failure to maximize our financial and strategic position by the successful incorporation of acquired technology;

  The inability to implement uniform standards, controls, procedures and policies;

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

  the absence of guaranteed or adequate manufacturing capacity;

  reduced control over delivery schedules, production levels, manufacturing yields and costs;

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

  Our ability to attract and retain skilled technical employees;

  The availability of critical components from third parties;

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

  The diversion of management’s attention and resources;

  Our relationships with customers may be adversely affected; and

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

  Undetected misappropriation of our intellectual property;

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

We are authorized to issue up to 600,000,000 shares of common stock. As of March 17, 2010 there were 58,733,785 shares of our common stock issued and outstanding. Our board of directors has the authority to cause our company to issue additional shares of common stock without the consent of any of our stockholders. Consequently, our stockholders may experience dilution in their ownership of our company in the future.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective January 6, 2010, as disclosed in our current report on Form 8-K as filed with the Securities and Exchange Commission on January 10, 2010, the Company closed a non-brokered private placement of 1,754,523 units at US$0.50 per unit for cash proceeds of $375,000 and in settlement of debt totaling $502,262. The 1,754,523 shares of our common stock were issued to 10 non-U.S. persons pursuant to certain subscription and debt conversion agreements. The securities were issued in reliance upon Regulation S and/or Section 4(2) of the Securities Act in offshore transactions (as that term is defined in Regulation S under the Securities Act). For more information, please see “Item 5 “Other Information”.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	(Removed and Reserved)

ITEM 5.	OTHER INFORMATION

Non-brokered Private Placement Subscription and Debt Conversion Agreements

Effective January 6, 2010, as disclosed in our Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 10, 2010, we closed a non-brokered private placement of 1,754,523 units at US$0.50 per unit for cash proceeds of $375,000 and in settlement of debt totaling $502,262. Each unit was comprised of one common share and one common share purchase warrant. Each non-transferable warrant entitles the holder to purchase one additional share of common stock of the company at a price of $1.00 per share until January 6, 2012. The units were issued pursuant to private placement subscription agreements and debt conversion agreements, as applicable, each dated January 6, 2010. We issued the units to 10 non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended (the “Act”). None of the securities offered or sold under the private placement have been or will be registered under the Act and none of them may be offered or sold in the United States absent registration or an applicable exemption from the registrations requirements of the Act. Each of the securities issued will be a “restricted security” under the Act and will be subject to a hold period under applicable U.S. and Canadian securities laws.

Effective February 23, 2010, as disclosed in our Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 24, 2010 the Company closed a non-brokered private placement of 1,400,000 units at a price of $0.50 per unit for cash proceeds of $350,000 and in settlement of debt owing pursuant to the terms of a convertible debenture totalling $350,000. Each unit was comprised of one common share and one common share purchase warrant. Each non-transferable warrant entitles the holder to purchase one additional share of common stock of the Company at a price of $1.00 per share until February 23, 2012. The units were issued pursuant to private placement subscription agreements and a debt conversion agreement, as applicable, each dated February 23, 2010. The Company issued the units to 3 non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933, as amended (the “Securities Act”)) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act.

Effective February 19, 2010, the Registrar of Companies of the Province of British Columbia approved the continuation of Nexaira Inc. into British Columbia from the jurisdiction of Alberta. British Columbia law required that the company change its name to a more descriptive one and effective February 19, 2010 Nexaira Inc. changed its name to Nexaira Wireless (BC) Ltd. Nexaira Wireless (BC) Ltd. is a wholly owned subsidiary of our Company and its offices are located at Suite #1404, 510 West Hastings Street in Vancouver, B.C.

On February 26, 2010 we received $75,000 in connection with a non-brokered private placement that has not yet closed, however prior to closing, the Company is entitled to treat the funds as an interest free loan and use the proceeds.

ITEM 6.	EXHIBITS

Exhibit Number	Description

(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our registration statement on Form S-1/A filed on October 10, 2008)
3.2	Bylaws (incorporated by reference from our registration statement on Form S-1/A filed on October 10, 2008)
3.3	Amendment to Articles of Incorporation and Bylaws – 8 for 1 forward split (incorporated by reference from our Form 8-K filed on September 24, 2009)
(10)	Material Contracts
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

10.8	Form of Assumption Agreement (incorporated by reference from our current report on Form 8-K as filed with the Commission on January 11, 2010)
10.9	Form of Debt Conversion Agreement (incorporated by reference from our current report on Form 8-K as filed with the Commission on January 11, 2010)

10.10	Form of Assumption Agreement (incorporated by reference from our current report on Form 8-K as filed with the Commission on February 24, 2010)
10.11	Form of Debt Conversion Agreement (incorporated by reference from our current report on Form 8-K as filed with the Commission on February 24, 2010)
10.12	Form of Subscription Agreement for Non-US Persons (incorporated by reference from our current report on Form 8-K as filed with the Commission on February 24, 2010)
(14)	Code of Ethics
14.1	Code of Ethics(incorporated by reference from our annual report on Form 10-K for the year ended August 31, 2009 as filed with the Commission on November 18, 2009)
(21)	Subsidiaries
21	Direct and Indirect Wholly-Owned Subsidiaries of Nexaira Wireless Inc.: Nexaira Wireless (BC) Ltd , a British Columbia company Nexaira, Inc., a California company
(31)	Certifications
31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer and Principal Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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
Dated: March 17, 2010

/s/ Ralph Proceviat

By: Ralph Proceviat
Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)
Dated: March 17, 2010