Form 10-Q
period 2010-04-30
NEXAIRA WIRELESS INC.
filed 2010-06-11
CIK 1445625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yeso Nox

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
59,519,452 common shares issued and outstanding as of June 10, 2010.

INDEX

		Page
PART I.	FINANCIAL INFORMATION
ITEM 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets as at April 30, 2010 with comparative figures as at October 31, 2009	4
	Condensed Consolidated Statement of Operations for the three months ended April 30, 2010 and 2009 and the six months ended April 30, 2010 and 2009	5
	Condensed Consolidated Statement of Cash Flows for the six months ended April 30, 2010 and 2009	6
	Condensed Consolidated Statement of Shareholders’ Deficit and Comprehensive Loss For the year ended October 31, 2009 and the six months ended April 30, 2010	7
	Notes to the Condensed Consolidated Financial Statements	8
ITEM 2.	Management’s Discussion and Analysis or Plan of Operation	17
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	24
ITEM 4T.	Controls and Procedures	25
PART II.	OTHER INFORMATION	27
ITEM 1.	Legal Proceedings	27
ITEM 1A.	Risk Factors	27
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
ITEM 3.	Defaults Upon Senior Securities	35
ITEM 4.	Removed and Reserved	35
ITEM 5.	Other Information	35
ITEM 6.	Exhibits	38
	SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Our interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

While the information presented in the accompanying interim financial statements for the quarter ended April 30, 2010 is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period. These interim financial statements follow the same accounting policies and methods of their application as the Company’s October 31, 2009 annual audited financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s October 31, 2009 annual audited financial statements.

NEXAIRA WIRELESS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	April 30, 2010	October 31, 2009
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$486,266	$260,067
Accounts receivable, net	75,384	204,163
Inventories, net	152,581	671,082
Income tax receivable	88,069	110,140
Prepaids and other current assets	54,115	87,325
Total current assets	856,415	1,332,777

Property and equipment, net	231,171	226,089

Other assets:
Software development costs, net	1,005,114	1,043,009
Patents and trademarks, net	92,421	85,723
Total other assets	1,097,535	1,128,732
TOTAL ASSETS	$2,185,121	$2,687,598

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Convertible debenture, net	$-	$1,950,000
Note payable to vendor, net	618,227	865,453
Accounts payable	747,511	632,452
Promissory notes payable to related parties, net	224,000	681,349
Short-term promissory notes payable	300,000	-
Note payable to bank	74,004	84,972
Accrued expenses and other current liabilities	1,079,938	799,969
Due to shareholders	41,935	32,192
Total current liabilities	3,085,615	5,046,387

Commitments and contingencies

Shareholders’ deficit:
Common stock, $0.001 par value:
Authorized shares — 600,000,000
Issued and outstanding – 59,308,785 and 36,329,262, respectively	59,309	36,329
Additional paid-in capital	5,299,113	1,504,289
Accumulated deficit	(6,131,395)	(3,824,143)
Other comprehensive loss:
Foreign exchange translation	(127,521)	(75,264)
TOTAL SHAREHOLDERS’ DEFICIT	(900,494)	(2,358,789)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$2,185,121	$2,687,598

See Accompanying Notes to Condensed Consolidated Financial Statements

NEXAIRA WIRELESS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2010	2009	2010	2009

Revenues	$525,053	$1,512,520	$1,031,391	$3,595,970

Cost of revenues	506,022	1,152,486	893,615	2,625,290

Gross profit	19,031	360,034	137,776	970,680

Operating expenses:
Research and development	193,157	90,302	421,876	162,164
Selling, general and administrative	953,622	1,021,811	1,882,933	2,023,863
Total operating expenses	1,146,779	1,112,113	2,304,809	2,186,027
Loss from operations	(1,127,748)	(752,079)	(2,167,033)	(1,215,347)

Other (expense) income:
Interest and other income	1,140	378	1,140	1,323
Interest and other expense	(37,894)	(76,380)	(140,559)	(140,511)
Total other (expense) income	(36,754)	(76,002)	(139,419)	(139,188)
Loss from operations before income taxes	(1,164,502)	(828,081)	(2,306,452)	(1,354,535)

Income tax provision	-	-	800	800

	$(1,164,502)	$(828,081)	$(2,307,252	$(1,355,335)

Per share data:
Weighted average shares outstanding used in computation of basic and diluted net loss per share:
Basic and diluted	58,400,638	15,489,262	56,261,417	15,489,262

Net loss per share:
Basic and diluted	$(0.02)	$(0.05)	$(0.04)	$(0.09)

See Accompanying Notes to Condensed Consolidated Financial Statements

NEXAIRA WIRELESS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended April 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(2,307,252)	$(1,355,335)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	110,429	72,763
Loss on disposal of fixed assets	650	9,141
Provision for inventory obsolescence	46,051	29,421
Warranty reserve	13,331	-
Stock-based compensation expense	65,542	-
Accretion of discount on debt	19,173	31,609
Changes in operating assets and liabilities:
Accounts receivable	128,779	220,083
Inventories	472,450	61,272
Prepaids and other current assets	55,281	(49,693)
Accounts payable	115,059	246,756
Accrued expenses and other current liabilities	306,108	206,538
Net cash used in operating activities	(974,399)	(527,445)
Cash flows from investing activities:
Purchases of property and equipment	(65,727)	(58,106)
Software development costs	(3,350)	(410,704)
Patents and trademarks	(15,887)	(26,143)
Net cash used in investing activities	(84,964)	(494,953)
Cash flows from financing activities:
Proceeds from issuance of common stock	1,100,000	-
Net proceeds from convertible debenture	-	950,000
Proceeds from promissory note payable to related party	174,000	-
Repayment of note payable to vendor	(260,354)	-
Proceeds from short-term note payable	300,000	-
Repayment of note payable to bank	(10,968)	(13,934)
Advances from shareholder	9,743	-
Net cash provided by financing activities	1,312,421	936,066
Effect of exchange rate changes on cash	(26,859)	(5,592)
Net increase (decrease) in cash and cash equivalents	226,199	(91,924)
Cash and cash equivalents at beginning of period	260,067	421,700
Cash and cash equivalents at end of period	$486,266	$329,776

See Accompanying Notes to Condensed Consolidated Financial Statements

NEXAIRA WIRELESS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Shareholders’ Deficit and Comprehensive Loss
(Unaudited)

			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total	Comprehensive Loss
	Common
	Stock	Amount

BALANCE OCTOBER 31, 2008	15,489,262	$15,489	$1,482,926	$(12,750)	$(450,508)	$1,035,157

Repricing of stock options in connection with amendment of convertible debenture			25,806			25,806
Issuance of warrants in connection with related party debt			12,000			12,000
Issuance of warrants to vendor in connection with Amended Note Payable Agreement			39,375			39,375
Issuance of common stock for Share Exchange Agreement with Technology Publishing, Inc.	81,640,000	81,640	(159,545)			(77,905)
Sales of Westside Publishing Ltd. for cancellation of common stock	(40,800,000)	(40,800)	67,856			27,056
Return and cancelation of common shares by former officer and director of Technology Publishing	(20,000,000)	(20,000)	20,000			-
Stock-based compensation			15,871			15,871
Net loss					(3,373,635)	(3,373,635)	$(3,373,635)
Foreign exchange translation				(62,514)		(62,514)	(62,514)
Total comprehensive loss							$(3,436,149)

BALANCE OCTOBER 31, 2009	36,329,262	36,329	1,504,289	(75,264)	(3,824,143)	(2,358,789)

Conversion of convertible debentures into common stock	19,950,000	19,950	1,930,050			1,950,000
Conversion of promissory notes payable to related party into common stock	423,674	424	211,413			211,837
Conversion of promissory notes payable to third parties into common stock	580,849	581	289,844			290,425
Common stock issued in connection with private placements	2,025,000	2,025	1,297,975			1,300,000
Stock-based compensation			65,542			65,542
Net loss					(2,307,252)	(2,307,252)	$(2,307,252)
Foreign exchange translation				(52,257)		(52,257)	(52,257)
Total comprehensive loss							$(2,359,509)

BALANCE APRIL 30, 2010	59,308,785	$59,309	$5,299,113	$(127,521)	$(6,131,395)	$(900,494)

See Accompanying Notes to Condensed Consolidated Financial Statements

NEXAIRA WIRELESS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
For the Three and Six Months Ended April 30, 2010 and 2009
(Unaudited)

1.	THE COMPANY

Nexaira Wireless Inc. (the “Company”), formerly known as Technology Publishing, Inc. (“TPI”) was incorporated in the State of Nevada on March 19, 2007. The Company is headquartered in Vancouver, British Columbia Canada and its principal operations are located in San Diego, California. The Company develops and distributes 3G/4G wireless broadband routing solutions, as well as communications software to wireless and wireline carriers, managed Service Providers (MSPs), Value Added Resellers (VARs) and distributors. The Company also provides customization services, marketing tools, provisioning and airtime activations based on individual customer needs. The Company is publicly traded on the Over-the-Counter Bulletin Board (OTCBB) under the symbol “NXWI” and can be found on the worldwide web at www.nexaira.com.

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

The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position as of April 30, 2010, the results of operations for the three and six months ended April 30, 2010 and 2009, and cash flows for the six months ended April 30, 2010 and 2009. The balance sheet as of October 31, 2009 is derived from the Company’s audited financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended October 31, 2009.

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

As discussed in more detail in the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2009, the Company has obtained funds from both related and unrelated parties since its inception. Management believes this funding will continue, and is also actively seeking new investors. Management believes the existing shareholders and prospective new investors will provide the additional cash needed to meet the Company's obligations as they become due, and will allow the development of its core business. The Company continues to have plans to raise $3-5 million within the next three months through equity financing. On November 10, 2009, $1,600,000 of debt was converted into 19,250,000 restricted shares of the Company’s common stock at a conversion price of $0.083117 per share in connection with the Share Exchange Agreement effective September 29, 2009. On February 23, 2010, the remaining $350,000 of the convertible debt was converted into 700,000 shares of common stock at a conversion price of $0.50 per share.

From November 1, 2009 to April 30, 2010, the Company has raised $1,300,000, of which $200,000 was in settlement of short term borrowings advanced in October 2009, through private equity financing. The Company has also converted a promissory note for $211,837 from a related party and $290,425 in promissory notes from third party lenders into equity. The units offered were priced at either $.50 and $1.00 with warrants priced at $1.00 and $1.50 – see Note 10 –Shareholders’ Deficit. Subsequent to April 30, 2010, the Company has borrowed an additional $300,000 through short term demand loan financing. However, there is no assurance that the Company will be successful in continuing to secure additional capital.

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

The Company recognizes revenue, net of sales tax, in accordance with Staff Accounting Bulletin No. 104 (“SAB 104”), when all four basic criteria are met: 1) there is evidence that an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectability is reasonably assured. In addition, the Company does not recognize revenue until all customers’ acceptance criteria have been met. The criteria are usually met at the time of product shipment, except for shipments to distributors with rights of return. The portion of revenue from shipments to distributors subject to rights of return is deferred until the agreed upon percentage of return or cancellation privileges lapse. The Company currently does not resell its internally developed software separately from its proprietary router solution. The Company considered ASC 985-605 (formerly SOP 97-2 – Software Revenue Recognition and EITF 00-21 - Revenue Arrangements with Multiple Deliverables) applied to the revenue recognition of the Company’s newly developed products sold during the three and six months ended April 30, 2010. The Company does not currently sell its proprietary router product and internally developed software separately, and no services are provided after the product is shipped. Therefore, normal SAB 104 revenue recognition guidance applies as noted above.

Revenue recognition relating to customization services and provisioning, while currently not significant, is recognized when services are performed.

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

Concentration of Credit Risk

The Company provides products and services to a variety of customers worldwide. Concentration of credit risk with respect to revenues and trade receivables is limited due to the geographic and industry dispersion of the Company’s customer base. The Company has not experienced significant credit losses on its customer accounts. A small number of customers has typically accounted for a large percentage of the Company’s annual revenues and trade accounts receivable. Three customers accounted for 42%, 16% and 10%, respectively, of the Company’s revenues for the three months ended April 30, 2010. For the three months ended April 30, 2009, four customers accounted for 20%, 22%, 20% and 10%, respectively. For the six months ended April 30, 2010 three customers accounted for 40%, 15% and 11%, respectively, of the Company’s revenues. Three customers accounted for 22%, 18% and 17%, respectively of the Company’s revenues for the six months ended April 2009.

Two customers accounted for 40% and 17%, respectively, of trade accounts receivable as of April 30, 2010. As of October 31, 2009, two customers accounted for 26% and 17% of outstanding trade accounts receivable.

The Company relied on one supplier to provide 82% of total inventory purchases for the three and six months ended April 30, 2010, respectively. For the three months ended April 30, 2009, the Company relied on inventory purchases of 59% and 28% from two suppliers, respectively. For the six months ended April 30, 2009, the Company relied on inventory purchases of 44% and 40% from two suppliers, respectively.

Research and Development Costs

Internal costs relating to research and development costs incurred for new software products and enhancements to existing products, other than certain software development costs that qualify for capitalization, are expensed as incurred.

Software Development Costs

The Company capitalizes software development costs in accordance with ASC 985-20 (SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed). Software development costs consist of labor and overhead costs related to development of the Company’s suite of NexWare™ firmware for the Company’s suite of wireless routers. Software development costs are capitalized when technological feasibility and marketability of the related product has been established. On June 1, 2008, the Company established technological feasibility upon successful completion and testing of the Company’s first working router product pilot firmware program. Capitalized software costs will be amortized on a product-by-product basis, three to five years, beginning when the product is available for general release to customers. During the first quarter ended January 31, 2010, the Company introduced its initial version of Consumer and Business Class brand of its wireless routing solutions to distributors and value added resellers (VARS) for retail sale in big box stores and on the internet. The Company began amortization of these two product classes over 5 years in November 2009. Total amortization expense included in cost of sales was $24,747 and $41,245 for the three months and six months ended April 30, 2010, respectively. Software development costs totaling $551,416 included in the balance sheet as of April 30, 2010 relate to the development of NexWare™ Consumer, Business Class 2 and Enterprise Pro products expected to be released in June 2010. Accordingly, amortization has not begun on these products to date.

Intangible Assets

Intangible assets, consisting principally of patents and trademarks, are accounted for in accordance with ASC 350.30, formerly known as SFAS No. 142, Goodwill and Other Intangibles. Intangible assets that have finite lives are amortized using the straight-line method over their estimated useful lives of fifteen years. Amortization expense for the three months and six months ended April 30, 2010 was $4,858 and $9,188, respectively. No amortization expense was recorded for the three months and six months ended April 30, 2009.

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends ASC 820, Fair Value Measurements to require a number of additional disclosures regarding fair value measurements. This guidance requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The guidance became effective for the Company with the reporting period beginning April 1, 2010, except for the Level 3 reconciliation disclosures that are effective for interim and annual periods beginning after December 15, 2010. Adoption of this new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

5.	CERTAIN FINANCIAL STATEMENT INFORMATION

Inventories

Inventories consist of the following:

	April 30, 2010	October 31, 2009
Broadband cards	$31,593	$183,112
Modules	104,580	398,101
Routers	115,080	302,469
Routers held by distributors	12,351	28,057
Accessories and branding collateral	92,802	65,929
	356,406	977,668
Less allowance for obsolescence	(203,825)	(306,586)
	$152,581	$671,082

Property and equipment

Property and equipment consist of the following:

	April 30, 2010	October 31, 2009
Computer equipment and related	$201,586	$199,804
Computer software and website development costs	119,093	119,093
Office and lab equipment	46,438	42,411
Furniture and fixtures	29,025	26,800
Leasehold improvements	17,947	17,947
Product tooling and moulds	55,133	-
	469,222	406,055
Less accumulated depreciation and amortization	(238,051)	(179,966)
	$231,171	$226,089

Depreciation expense for the three and six months ended April 30, 2010 totalled $28,893 and $59,995, respectively. For the three and six months ended April 30, 2009, depreciation expense was $31,578 and $57,421, respectively.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	April 30, 2010	October 31, 2009
Payroll and related	$220,722	$174,922
Deferred consulting fees	346,716	179,025
Interest payable	186,888	168,460
Accrued board of director fees	78,702	-
Accrued expenses and other	246,910	277,562
	$1,079,938	$799,969

6.	SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended April 30,
	2010	2009
Cash paid for interest	$16,843	$39,308

Cash paid for income taxes	$800	$800

Non-cash financing and investing activities:
Conversion of convertible debenture into common stock	$1,950,000	$-
Conversion of promissory notes payable to related parties into common stock	$211,837	$-
Conversion of promissory notes payable to third parties into common stock	$290,425	$-
Issuance of common stock in connection with settlement of short-term borrowing advanced for subscription agreement	$200,000	$-
Repricing of stock options in connection with amendment of convertible debenture	$-	$25,806
Transfer of Bridge Credit Facility to Convertible Debenture in connection With Loan Amending Agreement #3	$-	$500,000

7.	NET LOSS PER SHARE

Basic earnings per share (“EPS”) exclude dilution and are computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive securities, which currently comprise of options and a convertible debenture, are excluded from the diluted EPS computation in loss periods and when their exercise price is greater than the market price as their effect would be anti-dilutive.

A reconciliation of weighted-average basic shares outstanding to weighted-average diluted shares outstanding follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2010	2009	2010	2009

Basic weighted average common shares outstanding	58,400,638	15,489,262	56,261,417	15,489,262

Effect of dilutive securities:
Convertible debenture	-	-	-	-
Stock options	-	-	-	-

	58,400,638	15,489,262	56,261,417	15,489,262

As of April 30, 2010, shares reserved for conversion of the convertible debenture, and the exercise of warrants to purchase common stock totaled 0 and 16,129,064, respectively. 1,129,034 shares are reserved for issuance upon the exercise of stock options granted to a lender and 15,000,000 shares are reserved for issuance upon the exercise of options granted under the Company’s Stock Option Plan, of which 10,193,750 have been granted. These were excluded from the calculation of diluted earnings per share as their effect was anti-dilutive.

8.	CONVERTIBLE DEBENTURE

On November 10, 2009, $1,600,000 in convertible debt held by various lenders was converted into 19,250,000 restricted shares of the Company’s common stock at a conversion price of $0.083117 per share in connection with the Share Exchange Agreement effective September 29, 2009. The Conversion price was determined based on the average conversion price of the Amendment 4 revision price of every $0.20 for the Pre-March advances and $0.10 conversion price for the March advance, or $0.15, and 11,000,000 shares based on total debt of $1,600,000 converted.

On February 23, 2010, a lender converted the remaining $350,000 of convertible debt into 700,000 units at $0.50 per unit. Each unit is comprised of one common share and one common share purchase warrant. Each non-transferable warrant entitles the holder to purchase one additional share of common stock of the Company at a price of $1.00 per share until February 23, 2012. The units were issued pursuant to a debt conversion agreement dated February 23, 2010.

As of April 30, 2010, accrued interest payable outstanding in connection with the convertible debentures totals $172,032 and included in accrued expenses and other current liabilities as interest payable.

9.	WORKING CAPITAL LOANS

On January 6, 2010, the Company converted a promissory note payable agreement and interest payable thereon, from a related party totaling $211,837 into 423,674 units at $0.50 per unit pursuant to a debt conversion agreement. On January 6, 2010, the Company also converted promissory notes payable agreements and interest payable thereon, from two lenders totaling $290,425 into 580,849 units at $0.50 per unit pursuant to debt conversion agreements.

In addition to the above debt conversion, on January 6, 2010, the Company converted a short-term borrowing advanced in October 2009 in connection with a subscription agreement totaling $200,000 into 400,000 units at $0.50 per unit.

These shares were issued in connection with a non-brokered private placement of 1,404,523 units, at $0.50 per unit, Each unit consists of one common share and one non-transferable common share purchase warrant that entitles the holder to purchase one additional share of common stock at a price of $1.00 per share until January 6, 2012. See Note 10 – Shareholders’ Deficit.

On January 31, 2010 and March 24, 2010, the Company entered into short-term promissory note agreements with an unrelated party for $200,000 and $100,000, respectively, for working capital purposes. The promissory note agreements are due on demand and bear interest at 12% per annum. On May 2, 2010, the Company repaid $200,000 in connection with the promissory note agreements. See Note 11 – Subsequent Events.

In April 2010, a shareholder advanced an additional $174,000 in connection with short-term promissory notes payable agreements for working capital purposes. The loans bear interest at 12% per annum. As of April 30, 2010, $224,000 was outstanding under the promissory notes payable agreements to the shareholder.

10.	SHAREHOLDERS’ DEFICIT

Non-brokered Private Placements and Conversion of Debt

The following table is a summary of the Company’s private placement subscription agreements as of April 30, 2010:

Date	Number of Units	Price Per Unit	Cash Proceeds	Settlement of Debt	Warrants	Price Per Share	Expiration Date
November 10, 2009	19,250,000	$0.083117	$ -	$1,600,000	-	-	-
January 6, 2010	1,754,523	$0.50	375,000	502,262	1,754,523	$1.00	January 6, 2012
February 23, 2010	1,400,000	$0.50	350,000	350,000	1,400,000	$1.00	February 23, 2010
April 29, 2010	575,000	$1.00	575,000	-	575,000	$1.50	April 29, 2012
	22,979,523		$1,300,000 (1)	$2,452,262	3,729,523

(1) On January 6, 2010 the Company settled a $200,000 short-term note in connection with a subscription agreement received from a third party in October 2009.

On November 10, 2009, $1,600,000 in debt held by various lenders was converted into 19,250,000 restricted shares of the Company’s common stock at a conversion price of $0.083117 per share in connection with the Share Exchange Agreement effective September 29, 2009. The Conversion price was determined based on the average conversion price of the Amendment 4 revision price of every $0.20 for the Pre-March advances and $0.10 conversion price for the March advance, or $0.15, and 11,000,000 shares based on total debt of $1,600,000 converted. See Note 8 –

Convertible Debenture.

From November 1, 2009 to April 30, 2010, pursuant to private placement subscription agreements and conversion of convertible debenture, the Company closed non-brokered private placements for total cash proceeds of $1,300,000 and in settlement of debt totaling $2,452,262. Each unit is comprised of one common share and one common share purchase warrant. Each non-transferable warrant entitles the holder to purchase one additional share of common stock of the Company at a price of $1.00 and $1.50 per share, expiring January 6, 2012 to April 29, 2012.

On January 6, 2010, the Company also converted a promissory note payable agreement and interest payable thereon, from a related party totaling $211,837 into 423,674 units at $0.50 per unit pursuant to a debt conversion agreement. In addition, the Company also converted promissory notes payable agreements and interest payable thereon, from two lenders totaling $290,425 into 580,849 units at $0.50 per unit pursuant to debt conversion agreements. See Note 9 –

Working Capital Loans.

The Company issued the units to non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended (the “Act”). None of the securities offered or sold under the private placement have been or will be registered under the Act and none of them may be offered or sold in the United States absent registration or an applicable exemption from the registrations requirements of the Act. Each of the securities issued will be a “restricted security” under the Act and will be subject to a hold period under applicable U.S. and Canadian securities laws.

Shares for Consulting Agreements

On March 17, 2010, the Company entered into a consulting agreement with a consultant to assist the Company in its private placement efforts. The fixed fee consulting agreement calls for payment of $85,000 over the four month service period in 200,000 restricted shares of the Company’s common stock as total consideration. The agreement is cancelable with 30 days notice. As of April 30, 2010, the Company expensed $37,097 in connection with the fair value of the services performed as of that date, which is included in selling, general and administrative expense for the three and six months ended April 30, 2010. The Company expects to expense the fair value of the services at the end of each milestone service period performed based on the total agreed upon contract price of $85,000 under the agreement through July 17, 2010.

On March 22, 2010, the Company also entered into a consulting agreement with a consultant to provide investor relation services to the Company and assist in its private placement efforts. The fixed fee consulting agreement is effective as of April 1, 2010, and calls for payment of $61,200 over a 12-month period of 200,000 restricted shares of the Company’s common stock as total consideration. The agreement is cancelable with 30 days notice. As of April 30, 2010, the Company expensed $6,097 in connection with the fair value of the services performed as of that date, which is included in selling, general and administrative expense for the three and six months ended April 30, 2010. The Company expects to expense the fair value of the services at the end of each milestone service period performed based on the total agreed upon contract price of $61,200 under the agreement through March 31, 2011.

Shares Reserved for Future Issuance

As of April 30, 2010, the Company issued 3,729,523 warrants in connection with non-brokered private placements and conversion of promissory notes and convertible debenture agreements. A total of 1,129,034 shares are reserved for issuance upon the exercise of stock options granted to a lender and 15,000,000 shares are reserved for issuance upon the exercise of options granted under the Company’s Stock Option Plan, of which 10,193,750 have been granted. As of April 30, 2010, 400,000 shares are reserved in connection with consulting agreements entered into by the Company on March 17, 2010 and March 22, 2010.

Stock Option Plan

The Company’s 2009 Stock Option Plan provides for the granting of equity awards, including restricted stock and incentive and nonqualified stock options to purchase up to 15,000,000 shares of the Company’s common stock, to employees, directors, officers and independent consultants of the Company. As of April 30, 2010, 10,193,750 stock options have been granted to the Company’s employees, officers and directors.

Stock based compensation expense included in selling, general and administrative expense for the three and six months ended April 30, 2010 totalled $64,065 and $65,542, respectively. No stock based compensation was incurred for the three and six months ended April 30, 2009. The amount of unearned stock-based compensation currently estimated to be expensed from now through fiscal 2012 related to unvested share-based payment awards at April 30, 2010 is $182,177.

A summary of stock option activity in connection with the 2009 Stock Option Plan as of April 30, 2010 is as follows:

	Number Outstanding	Weighted Average Exercise Price
Options outstanding October 31, 2008	6,632,000	$0.41
Granted	8,400,000	$0.15
Exercised	-	-
Cancelled	(6,632,000)	$0.41
Options outstanding October 31, 2009	8,400,000	$0.15
Granted	2,012,500	$0.32
Exercised	-	-
Cancelled	(218,750)	$0.15
Options outstanding April 30, 2010	10,193,750	$0.18

Options exercisable April 30, 2010	7,514,583	$0.16

11.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events, as defined by ASC 855, formerly SFAS No. 165, Subsequent Events, through the date that the financial statements were issued.

On May 2, 2010, the Company repaid $200,000, plus accrued interest of $6,181, to two lenders in connection with short-term promissory note agreements entered into with unrelated parties for working capital purposes. See Note 9 – Working Capital Loans.

On May 3, 2010, the Company entered into a Non-Exclusive Finder’s Agreement (the “Finder’s Agreement”), effective May 17, 2010, pursuant to which the Company engaged a finder to act as a non-exclusive Finder with respect to sales by the Company in a private placement transaction of equity, equity-related or debt securities of the Company up to a $5 million aggregate principal amount (the “Offering”) to potential “accredited investors” (as that term is defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended) with whom the Finder has a pre-existing substantive relationship. In consideration for these services, the Company agreed to pay to the Finder: (i) cash compensation equal to ten percent (10%) of the gross proceeds of the Offering received in the Offering; and (ii) 100,000 warrants per million dollars raised or 10% of shares issued under the Offering, whichever is greater, on terms as set out in the Finder’s Agreement and in any warrant certificate issued by us to the Finder.

On May 17, 2010, the Company entered into debt conversion subscription agreements whereby $21,487 included in accrued expenses and other current liabilities as of April 30, 2010 was converted into 94,001 common shares. On May 26, 2010, pursuant to board approval, the Company issued the shares to 3 U.S. accredited investors (as that term is defined in Regulation S of the Securities Act of 1933, as amended (the “Securities Act”)) relying on Regulation S and/or Section 4(2) of the Securities Act.

On May 17, 2010, Michael Donnell was appointed as a director of the Company. In connection with Mr. Donnell’s appointment as a director, the Company agreed to provide him with the following: a fee of $1,000 per month, paid quarterly, for his services as a director; reimbursement for normal travel and other expenses related to the carrying out of the duties of the director; a per diem of $1,000 per day when working on business for the company that is not related to his role as a director; and 437,500 stock options, with each option exercisable into one share of common stock at a price of $0.425 per share for a period of five years from the date of grant, on terms and conditions as set out in the 2009 Stock Option Plan. The options will vest equally over each of 6, 12 and 18 months from May 17, 2010.

On May 25, 2010, the Company entered into short-term promissory note agreements with an unrelated party for $300,000 for working capital purposes. The promissory note agreements are due on demand, and bear interest at 12% per annum.

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

  Results of operations. This section provides an analysis of our results of operations for the six months ended April 30, 2010 and 2009. A brief description is provided of transactions and events that impact the comparability of the results being analyzed.

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

We have what we believe is an exceptional team that has developed highly functional wireless firmware and software technologies that have multiple potential patents that are in the process of being filed. Our development staff has engineered a family of proprietary next generation wireless 3G/4G routers that we believe will outperform our competition at a lower price while maintaining significant gross margins. We have approximately thirty employees working out of our operating center which is headquartered in San Diego, CA, and our sales center in Kansas City, MO. The company’s corporate offices are located in Vancouver, BC. Our common shares are publicly traded on the Over-the-Counter Bulletin Board (OTCBB) under the symbol “NXWI” and our website address is: www.nexaira.com.

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

Effective September 29, 2009, we entered into a share exchange agreement with our wholly-owned subsidiary, Westside Publishing Ltd., an Ontario corporation, Nexaira Wireless (BC) Inc, a British Columbia corporation (“Nexaira”), (formerly Nexaira Inc, an Alberta corporation), and Nexaira’s wholly-owned subsidiary, Nexaira, Inc., a California corporation, whereby we agreed to acquire all of the issued and outstanding common shares in the capital of Nexaira from the shareholders of Nexaira in consideration for the issuance, by us, of 15,489,262 restricted common shares in the capital of our company on the basis of 1.75 shares of our common stock for every one Nexaira share.

We divested Westside Publishing Ltd. effective October 28, 2009. As consideration for this divestment of Westside Publishing Ltd., 40,800,000 restricted shares held by our former president and director were surrendered for cancellation. In addition, 20,000,000 restricted shares were surrendered for cancellation by a former officer and director pursuant to a return to treasury agreement with our company dated October 28, 2009. These share cancellations were effective as of October 30, 2009. With the divestment of Westside Publishing Ltd., on October 28, 2009, our current subsidiaries are Nexaira Wireless (BC) Ltd., a British Columbia corporation, and Nexaira, Inc., a California corporation.

The business combination was accounted for as a reverse acquisition, primarily effected by exchanging equity interests by the issuing of our shares (accounting acquiree) to the owners of Nexaira (accounting acquirer) as explained above and accordingly, reflected as a recapitalization in the consolidated financial statements.

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

In 2008, management initiated the development of a new wireless routing platform and for the first time in its history began writing our own proprietary firmware and software. Our management anticipated the effect of exiting the non strategic low margin distribution business in 2009 and knowing the impact on revenues made appropriate adjustments in its cost structure relating to the legacy distribution business. In December of 2008 we launched our consumer class router, followed by our highly acclaimed I3 GUI in March 2009. In May 2009 we launched our first “Business Class Product” and delivered product to our first carrier customer.

RESULTS OF OPERATIONS – THREE AND SIX MONTHS ENDED APRIL 30, 2010 AND APRIL 30, 2009

During the last fiscal year, continuing on into the first six months of our current fiscal year ended April 30, 2010, we have made signficant progress in executing our business plan focused on becoming a software based wireless routing company. Over the period, we have met numerous business challenges against a backdrop of one of the worst economic downturns in recent history as reported in our annual report for the year ended October 31, 2009, but are confident we have made the right decision to reduce our dependency on the distribution business which is seeing the impact of commoditization of its products.

As outlined in our annual report for the year ended October 31, 2009, we forecasted continued downward pressure on the gross profits generated by the sale and distribution of manufacturers’ products and thus made a decision to begin to control our own destiny by developing our own line of router software and hardware products and solutions.

To ensure that we positioned our company for the future growth forecasted in the wireless 3G/4G sector, we turned our attention to designing and developing our own routing firmware and hardware. We design and engineer our own processor boards and like most manufacturers outsource the production of those boards. We develop our own proprietary operating system (similar to a Microsoft operating system on a PC) and develop our own intuitive graphical user interface - the I3 GUI. After 20 months of testing, field trials, customer driven enhancements and modifications, we not only understand the customer requirements and the market verticals but have better control on the business and the challenges facing it. In May of this year we achieved a significant milestone when our products received FCC and IC certification and are now ready for production and being commercially available.

Our planned revenue growth and return to profitability is expected to come as a result of the introduction of our (1) innovative and patent pending proprietary technology, (2) the launch of our new suite of products catering to the growing 3G/4G wireless business segment and (3) an experienced sales and operations team focused on the wireless marketplace. Our success is dependent on our ability to raise new capital for inventory and general operating expenses. During the period we signed a number of VAR (Value Added Reseller) and Purchase and Sale agreements with companies such as MicroCenter, Televerge and NexGen Networks and added to our managment team with the appointments of Bob Young to EVP Business Development and Bill Neale to VP Customer Application Solutions. In addition, another industry veteran, Mike Donnell, joined our board of directors. We launched three new products over the last three months: our SOHO (Small Office Home Office) product; our business class product, the BCII; and HANA (High Availability Network Adapter) which we believe is one of the first of its kind in the industry. We raised $1,300,000 in equity, converted $2,452,262 in debt and borrowed an additional $300,000 by way of short term promissory notes since October 31, 2009 and we continue to seek adequate financing to properly finance the growth of our business.

With our base of current customers and a diversified expanding market, we believe our new suite of products will create onetime and recurring revenue, potentially yielding higher gross profit margins as compared to the legacy distribution business. With the introduction of our new router solutions, we intend to leverage our existing loyal customer base, enhance our fulfillment expertise to provide unique packaging and delivery of the NexWareSM software, develop new markets, add new customers and increase revenues and margins, strengthen our business relationships with strategic vendors and continue to be innovative in developing software and firmware to meet our customers’ needs.

Revenues

The decision to exit certain elements of the distribution business and allocate our resources to developing our own line of products resulted in part, in lower sales for the three and six months ended April 30, 2010, compared to the same period in 2009.

Total revenues for the three months ended April 30, 2010 was $525,053 compared to $1,512,520 for the three months ended April 30, 2009, a decrease of $987,467. Total revenues for the six months ended April 30, 2010 amounted to $1,031,391 compared to $3,595,970 for the same period in 2009, a decrease of $2,564,579. As outlined above, a significant component of this $2,564,579 decrease includes $1,055,835 in relatively low gross margin module sales generated in 2009 which we no longer distribute. The remaining $1,508,744 decrease in revenues is due in part to the economic situation facing the industry, increased competition from other distributors added by manufacturers and a general decrease in product demand for certain data products.

Gross profit for the three and six months ended April 30, 2010 was $19,031 and $137,776, respectively, or 4% and 13%, respectively, of total revenues. This compares to gross profit of $360,034 and $970,680, respectively, or 24% and 27%, respectively, of total revenues for the three and six months ended April 30, 2009. The decrease in gross profit for the three and six months ended April 30, 2010 is primarily due to our decision to liquidate end of life inventory, lower module sales we no longer distribute and the competitive price pressure on the data card and module business as a whole.

Research and Development

Research and development totaled $193,157 and $90,302 for the three months ended April 30, 2010 and 2009, respectively, for a total increase of $102,855. For the six months ended April 30, 2010, research and development totaled $421,876 and $162,164, respectively, for a total increase of $259,712 reflecting on going research and development expenses associated with being a software company. We capitalized software development costs in accordance with ASC 985-20 (SFAS No. 86,

Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed). Software development costs consist of labor and overhead costs related to the development of our suite of NexWare™ firmware for our suite of wireless routers. We capitalized software development costs when the technological feasibility and marketability of the related product has been established. On June 1, 2008, we established technological feasibility upon successful completion and testing of our first working router product pilot firmware program. The increase in the three and six months ended April 30, 2010 is the result of us expensing research and development costs associated with the introduction of wireless routing solutions to distributors and value added resellers (VAR) for retail sales in big box stores and on the internet. During this period, our management determined that its research and development did not meet the criteria for capitalization due to the majority of costs incurred in connection with on-site customer testing, resolution of hardware issues and sales and marketing engineering support. For the three and six months ended April 30, 2009, we capitalized $209,186 and $410,704, respectively.

Selling, General and Administrative

Selling, general and administrative expenses decreased $68,189 to $953,622 for the three months ended April 30, 2010 from $1,021,811 for the same period in 2009. Selling, general and administrative expenses amounted to $1,882,933 for the six months ended April 30, 2010 compared to $2,023,863 for the same period in 2009, for total decrease of $140,930. The decrease in selling, general and administrative expenses for the three and six months ended April 30, 2010 compared to the three and six months ended April 30, 2009 was primarily due to reduction in travel costs, business development, advertising costs, consulting fees and recruiting expenses.

Interest and Other Expense

Interest and other expense decreased $38,486 to $37,894 for the three months ended April 30, 2010 compared to $76,380 for the same period in 2009. Interest and other expense increased $48 for the six months ended April 30, 2010 compared to $140,511 in the same period in 2009. The decrease for the three months ended April 30, 2010 resulted from our decreased cost of borrowings, primarily in connection with the convertible debenture and working capital loans provided by related parties, due to conversions of the debt into our common stock.

Net Loss from Operations

For the three months ended April 30, 2010, our net loss from operations was $1,164,502 compared to $828,081 in the same period in 2009. Our loss from operations amounted to $2,306,452 for the six months April 30, 2010 compared to a loss of $1,354,535 for same period in 2009. The increase in our net loss from operations for the three and six months ended April 30, 2010 is primarily due to the anticipated reduction in distribution revenues, additional costs associated with being a public company, including audit and legal costs and the increased focus on research and development as discussed above. Net loss after interest and income taxes amounted to $2,307,252 for the six months ended April 30, 2010, an increase of $951,917 over the same period in 2009. With the sales of our new line of routing products expected to gain traction in fiscal 2010 and a continued demand for broadband data cards, it is anticipated that our losses will decrease year over year, commencing the first quarter of fiscal year 2011.

OUTSTANDING SHARE DATA

Total authorized share capital: 600,000,000 common shares @ U.S. $0.001 par value

COMMON SHARES
Total issued and outstanding as of October 31, 2009	36,329,262
Common shares issued in connection with conversion of $1,600,000 convertible debenture on November 10, 2009	19,250,000
Common shares issued in connection with $375,000 private placement and conversion of $502,262 debt on January 6, 2010	1,754,523
Common shares issued in connection with $350,000 private placement and conversion of $350,000 convertible debenture on February 23, 2010	1,400,000
Common shares issued in connection with $575,000 private placement on April 29, 2010	575,000

Total issued and outstanding as of April 30, 2010	59,308,785
Common shares issued on May 26, 2010 in connection with consulting agreement	16,666
Common shares issued on May 26, 2010 in connection with consulting agreement	100,000
Common shares issued on May 26, 2010 in connection with $21,487 debt conversion	94,001

Total issued and outstanding as of June 10, 2010	59,519,452

COMMON SHARE PURCHASE WARRANTS
Granted October 26, 2009: Exercisable at $0.10 Expiry: June 29, 2011	875,000
Granted October 26, 2009: Exercisable at $0.20 Expiry: January 15, 2011	2,012,500
Granted January 6, 2010: Exercisable at $1.00 Expiry: January 6, 2012	1,754,523
Granted February 23, 2010: Exercisable at $1.00 Expiry: February 23, 2012	1,400,000
Granted April 29, 2010: Exercisable at $1.50 Expiry: April 29, 2012	575,000
Total outstanding common share purchase warrants as of June 10, 2010	6,617,023

STOCK OPTIONS GRANTED TO LENDER
Granted September 29, 2009: Exercisable at $0.20 Expiry: November 7, 2010	1,129,034

EMPLOYEE STOCK OPTION PLAN
Total Options available for grant under the Company’s Stock Option Plan: 15,000,000
Granted October 5, 2009: 8,400,000 Exercisable at $0.15 Expiry: July 17, 2013	8,400,000
Granted March 22, 2010: 2,012,500 Exercisable at $0.31 Expiry: March 22, 2015	2,012,500
Granted May 17, 2010: 437,500 Exercisable at $0.425 Expiry: May 17, 2015	437,500
Cancelled during reporting period: Exercisable at $0.15	(218,750)
Total outstanding stock options as of June 10, 2010	10,631,250

On May 17, 2010, we entered into debt conversion subscription agreements whereby $21,487 included in accrued expense and other current liabilities as of April 30, 2010 was converted into 94,001 common shares. Pursuant to board approval, On May 26, 2010 we issued the shares to 3 U.S. accredited investors (as that term is defined in Regulation S of the Securities Act of 1933, as amended (the “Securities Act”)) relying on Regulation S and/or Section 4(2) of the Securities Act.

On March 17, 2010, we entered into a fixed fee consulting agreement with a consultant to assist us in our private placement efforts. The agreement calls for payment of fixed fee totaling $85,000 over four months in 200,000 restricted shares of our common stock as total consideration. The agreement is cancelable with 30 days notice. As of April 30, 2010, we expensed $37,097 in connection with the fair value of the services performed as of April 30, 2010, which is included in selling, general and administrative expense for the three and six months ended April 30, 2010. We expect to expense the fair value of the services at the end of each milestone service period performed based on the total agreed upon contract price under the agreement through July 17, 2010. On May 26, 2010 we issued 100,000 shares for the first two installments in connection with services performed for the period March 18, 2010 through May 18, 2010.

On March 22, 2010, we also entered into a fixed fee consulting agreement with a consultant to provide investor relations services and assist in our private placement efforts. Effective, April 1, 2010, the agreement calls for payment of fixed fee totaling $61,200 over 12-month period of 200,000 restricted shares of our common stock as total consideration. The agreement is cancelable with 30 days notice. As of April 30, 2010, we expensed $6,097 in connection with the fair value of the services performed as of that date, which is included in selling, general and administrative expense for the three and six months ended April 30, 2010. We expect to expense the fair value of the services at the end of each milestone service period performed based on the total agreed upon contract price under the agreement. The shares are to be issued in increments of 16,666 shares every 30 days following the effective date. On May 26, 2010, we issued 16,666 shares in connection with services performed for the month ended April 30, 2010.

FINANCIAL CONDITION AND LIQUIDITY

Working Capital

	April 30, 2010	October 31, 2009
Current assets	$856,415	$1,332,777
Current liabilities	(3,085,615)	(5,046,387)
Working capital (deficiency)	$(2,229,200)	$(3,713,610)

Our cash on hand as of April 30, 2010 was $486,266. As of April 30, 2010, we had a working capital deficiency of $2,229,200. We have incurred operating losses since 2008, and this is likely to continue for the year ending October 31, 2010.

We anticipate that our cash on hand and the revenue that we anticipate generating from product sales will not be sufficient to satisfy all of our cash requirements for the next twelve months. Since November 10, 2009 through April 30, 2010 we have successfully raised cash in the amount of $1,300,000, of which $200,000 was settlement of a short-term note in connection with a subscription agreement received from a third party in October, 2009. We also converted $2,452,262 of our debt into equity in connection with non-brokered private placement transactions. We plan to raise additional capital primarily through the equity financing and further borrowings from our current shareholders and directors if this type of funding continues to be available. We will continue to seek additional funds to fund our day to day operations until equity financing can be pursued but we have no guarantee that our current shareholders and directors will continue provide this funding or that we will be successful in raising capital from external sources.

We have been focused on changing our business model to include the development of our own line of software to compliment the distribution side of our business. During this period we have experienced a decline in revenues from the legacy distribution business resulting in negative cash flow from operations. As of April 30, 2010, we have a total shareholders’ deficit of $900,494 compared to a shareholders’ deficit of $2,358,789 as of October 31, 2009. As discussed in Note 3 of the Notes to the Condensed Consolidated Financial Statements, we have incurred losses from operations and have negative cash flow from operations, a working capital and a net capital deficit that raise substantial doubt about our ability to continue as a going concern. The Condensed Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty. Our ability to continue as a going concern depends on our success in generating increased revenues and earnings in the immediate and foreseeable future with the introduction of our new line of hardware and software router products and solutions. Furthermore, the continuation of our company as a going concern is dependent upon the continued financial support from our shareholders and lenders and our ability to obtain necessary equity financing to continue operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Future Fundraising

Fundraising will be one of our primary objectives over the next 12 months. We anticipate our cash requirements for the next 12 months to carry out our business plan will be $3-4 million. We do not anticipate generating positive internal operating cash flow until we can generate substantial revenues from the commercial sale of our new line of hardware and software router products and solutions. We intend to raise $3 to $5 million of our cash requirements through equity financings by July/August 2010.

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

During the six months ended April 30, 2010, we completed the development of our second generation of Small Office Home Office (SOHO) and Business Class wireless routing solutions and made them available to wireless and wireline carriers, distributors and value added resellers (VARS). We began amortization of these two product classes over 5 years in November 2009, for total amortization expense included in cost of sales of $41,245 for the six months ended April 30, 2010. Software development costs totaling $551,416 included in the balance sheet as of April 30, 2010 related to NexWare™ Consumer Business Class 2 and Enterprise Pro products expected to be released in June 2010. Thus amortization has not begun on these products to date.

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

We recognize revenue, net of sales tax, in accordance with Staff Accounting Bulletin No. 104 (“SAB 104”), when all four basic criteria are met: 1) there is evidence that an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectability is reasonably assured. In addition, the Company does not recognize revenue until all customers’ acceptance criteria have been met. The criteria are usually met at the time of product shipment, except for shipments to distributors with rights of return. The portion of revenue from shipments to distributors subject to rights of return is deferred until the agreed upon percentage of return or cancellation privileges lapse. We currently do not resell our internally developed software separately from our proprietary router solution. We considered ASC 985-605 (formerly SOP 97-2 – Software Revenue Recognition and EITF 00-21 - Revenue Arrangements with Multiple Deliverables) applied to the revenue recognition of our newly developed products sold during the quarter-ended April 30, 2010. As we do not currently sell our proprietary router product and internally developed software separately, and no services are provided after the product is shipped. Therefore, normal SAB 104 revenue recognition guidance applies as noted above.

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

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, our management, with the participation of our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, being April 30, 2010. Our president and our chief financial officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of April 30, 2010.

Based on this evaluation, these officers concluded that, as of April 30, 2010, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to our company’s management, including our president and chief financial officer, to allow timely decisions regarding required disclosure.

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

Under the supervision of our new president and chief financial officer, being our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2010 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at April 30, 2010.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of our internal control over financial reporting as of April 30, 2010, we determined that there were control deficiencies that constituted material weaknesses which are indicative of many small companies with small staff, such as:

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

These control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements could not have been prevented or detected on a timely basis. As a result of the material weaknesses described above, we concluded that we did not maintain effective internal control over financial reporting as of April 30, 2010 based on criteria established in Internal Control—Integrated Framework issued by COSO. Our new management, board of directors and audit committee are currently evaluating remediation plans for the above deficiencies. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the weaknesses described above. However, we plan to take steps to enhance and improve the design of our internal control over financial reporting. Our proposed plans are set out below under the heading, “Management’s Remediation Initiatives”.

Changes in Internal Controls

As discussed above, we conducted an evaluation of the effectiveness of our internal control over financial reporting during our most recent fiscal quarter ending April 30, 2010 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation using the criteria established, our management concluded that our internal controls over financial reporting were not effective as of April 30, 2010.

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

PART II OTHER INFORMATION

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

Our revenue, gross margin, operating earnings and net earnings may vary from month to month and quarter to quarter and could be significantly impacted by a number of factors, including:

-	Possible delays or shortages in manufactured components;
-	Price and product competition, which may result in lower selling prices for some of our products or lost market share;
-	Transition periods associated with the migration of new technologies;
-	The development and timing of the introduction of our new products;
-	The securing of channel slots for new products and the timing of sales orders and OEM and carrier customer sell through;
-	Product mix of our sales as our products have different gross margins;
-	The amount of inventory held by our channel partners;
-	Possible cyclical fluctuations related to the evolution of wireless technologies;
-	Possible delays in the manufacture or shipment of current or new products;
-	Possible product quality that may increase our cost of goods sold;
-	Possible increased inventory levels; Concentration in our customer base; and
-	The achievement of milestones related to signing new customers.

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

We are authorized to issue up to 600,000,000 shares of common stock. As of June 10, 2010 there were 59,519,452 shares of our common stock issued and outstanding. Our board of directors has the authority to cause our company to issue additional shares of common stock without the consent of any of our stockholders. Consequently, our stockholders may experience dilution in their ownership of our company in the future.

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

Effective February 23, 2010, as disclosed in the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 24, 2010, the Company closed a non-brokered private placement of 700,000 units at a price of $0.50 per unit for total cash proceeds of $350,000. In addition, on February 23, 2010, a lender converted $350,000 in connection with a convertible debenture outstanding into 700,000 units at a price of $0.50 per unit.

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

Effective April 29, 2010, as disclosed in our current report on Form 8-K as filed with the Securities and Exchange Commission on April 29, 2010, the Company closed a non-brokered private placement of 575,000 units at a price of $1.00 per unit for cash proceeds of $575,000.

Each unit is comprised of one common share and one common share purchase warrant. Each non-transferable warrant entitles the holder to purchase one additional share of common stock of the Company at a price of $1.50 per share until April 29, 2012. The units were issued pursuant to a private placement subscription agreement dated April 29, 2010. The Company issued the units to 1 non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933, as amended (the “Securities Act”)) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act.

On March 17, 2010, we entered into a consulting agreement, to be effective as of March 17, 2010, pursuant to which we agreed to pay the consultant, a fixed fee of US$85,000, to be paid by the issuance of 200,000 shares of our common stock at a deemed issue price of $0.425 per share. The shares are to be issued in increments of 50,000 shares every 30 days following the effective date. On May 26, 2010 we issued 100,000 shares for the first two installments covering the period March 18 to April 16 and April 17 to May 18 inclusive. The shares were issued to a US accredited investors (as that term is defined in Regulation S of the Securities Act of 1933, as amended (the “Securities Act”)) relying on Regulation S and/or Section 4(2) of the Securities Act.

On March 22, 2010, the we entered into a consulting agreement, to be effective as of April 1, 2010, pursuant to which we agreed to pay the consultant, among other things, a fixed fee of US$61,200, to be paid by the issuance of 200,000 shares of our common stock at a deemed issue price of $0.306 per share. The shares are to be issued in increments of 16,666 shares every 30 days following the effective date. On May 26, 2010, we issued 16,666 shares for the first installment covering the period April 2 to May 1 inclusive. The shares were issued to a US accredited investor (as that term is defined in Regulation S of the Securities Act of 1933, as amended (the “Securities Act”)) relying on Regulation S and/or Section 4(2) of the Securities Act.

On May 3, 2010 we enter into a Non-Exclusive Finder’s Agreement (the “Agreement”), effective May 17, 2010, pursuant to which the Company will engage the Finder to act as a non-exclusive finder with respect to sales by our Company in a private placement transaction of equity, equity-related or debt securities of the Company up to a $5 million aggregate principal amount (the “Offering”) to potential “accredited investors” (as that term is defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended) with whom the Finder has a pre-existing substantive relationship (the “Services”). In consideration for these services, we agreed to pay to the Finder: (cash compensation equal to ten percent (10%) of the gross proceeds of the Offering received in the Offering; and (ii) 100,000 warrants per million dollars raised or 10% of shares issued under the Offering, whichever is greater, on terms as set out in the Agreement and in any warrant certificate issued by us to the Finder

On May 17, 2010, we entered into debt conversions subscription agreements whereby $21,487 debt was converted into 94,001 common shares. On May 26, 2010 we issued the shares to 3 US accredited investors (as that term is defined in Regulation S of the Securities Act of 1933, as amended (the “Securities Act”)) relying on Regulation S and/or Section 4(2) of the Securities Act.

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

Effective April 29, 2010, as disclosed in our current report on Form 8-K as filed with the Securities and Exchange Commission on April 29, 2010, the Company closed a non-brokered private placement of 575,000 units at a price of US$1.00 per unit for cash proceeds of $575,000. Each unit is comprised of one common share and one common share purchase warrant. Each non-transferable warrant entitles the holder to purchase one additional share of common stock of the Company at a price of $1.50 per share until April 29, 2012. The units were issued pursuant to a private placement subscription agreement dated April 29, 2010. The Company issued the units to 1 non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933, as amended (the “Securities Act”)) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act.

Repayment of Promissory Notes

On May 2, 2010 we repaid two promissory notes to two lenders, including interest, totalling $ 104,964 and $101,216, respectively.

Appointment of Director

On May 18, 2010 announced the appointment of Michael Donnell as a director of our company (as disclosed in our Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 18, 2010) Mr. Donnell has more than 25 years of experience leading public and private telecommunications and software companies ranging in size from start-up phase to organizations with 2,500 employees. He has also provided market development, business planning and financing advice to a number of firms in the telecommunications, hardware and software sectors. He graduated from Central Oklahoma University with a Bachelor of Business Administration degree.

In connection with Mr. Donnell’s appointment as a director, we have agreed to provide him with the following: a fee of $1,000 per month, paid quarterly, for his services as a director; reimbursement for normal travel and other expenses related to the carrying out of the duties of the director; a per diem of $1,000 per day when working on business for our company that is not related to his role as a director of our company; and 437,500 stock options, with each option exercisable into one share of our common stock at a price of $0.425 per share for a period of five years from the date of grant, on terms and conditions as set out in our 2009 Stock Option Plan and a stock option agreement to be entered between our company and Mr. Donnell. The options will vest equally over each of 6, 12 and 18 months from May 17, 2010.

Appointment of Key Personnel

On April 12, 2010 we announced the appointment of Robert (Bob) Young as Executive Vice President Business Development of Nexaira, Inc., our San Diego based operating subsidiary. We believe Mr. Young will assist us in driving revenue growth in both North America and abroad as we continue to expand our business. Mr. Young has more than 25 years experience in the telecommunications and aerospace industries, with a proven track record of providing IT and telecommunications solutions to the carrier and service provider markets. Recently Mr. Young served as Executive Vice President of Business Development for CrimeReports, which under Mr. Young’s leadership, grew to over 500 new customers in the US, Canada, and the UK. Prior to CrimeReports, he served as Executive Vice President of World Wide Sales and Marketing at HelloSoft Incorporated and prior to Hellosoft, served as the Senior Vice President and General Manager of the Global Telecommunications Group within SAIC where he successfully grew the business by $40 million to $110 million in revenue during his tenure.

On April 26, 2010 we announced the appointment of William (Bill) Neale as Vice President Business Application Solutions of Nexaira Wireless (BC) Ltd., our Canadian subsidiary. Mr. Neale will be responsible for customer facing application solutions working with the sales and technical teams in both Canada and the US as Nexaira expands its business. Mr. Neale has more than 25 years experience in the telecommunications industry provisioning managed services through the carrier and service provider markets in particular wireline/wireless and fiber optics networking, voice and data switching as well as IP Networking and Enterprise applications.

Recently Mr. Neale served as President and CEO of William R. Neale & Associates Ltd., a company that provided business and product advisory services on projects that included the development of an integrated VOIP and Soft Switch Technology service offering. Bill has held senior management roles in Telus Advanced Communications (formerly BCTel), including Vice President of National Data Solutions. While with Telus, Bill provided the architecture for North America’s first Asynchronous Transfer Mode (ATM) High Speed Network with an imbedded IP structure for the delivery of IP based Enterprise Solutions to the desktop. From 1976 to 1985 Bill worked at Northern Telecom and Bell Northern Research and was responsible for development and market introduction of Nortel’s first Urban Digital Loop Carrier System.

Bill received a BASc in Engineering Physics from Ottawa University in 1976 and his MBA in 1980. He is a Professional Engineer, a past director of the Canadian Association of Internet Providers (CAIP), and SIMTECH (an advanced simulation technology consortium). Mr. Neale is a member in good standing of the Association of Professional Engineers in British Columbia and Ontario.

Key Agreements

On March 17, 2010, we entered into a consulting agreement, to be effective as of March 17, 2010, pursuant to which we agreed to pay the consultant, a fixed fee of US$85,000, to be paid by the issuance of 200,000 shares of our common stock at a deemed issue price of $0.425 per share. The shares are to be issued in increments of 50,000 shares every 30 days following the effective date. On May 26, 2010 we issued 100,000 shares for the first two installments covering the period March 18 to April 16 and April 17 to May 18 inclusive.

On March 22, 2010, the we entered into a consulting agreement, to be effective as of April 1, 2010, pursuant to which we agreed to pay the consultant, among other things, a fixed fee of US$61,200, to be paid by the issuance of 200,000 shares of our common stock at a deemed issue price of $0.306 per share. The shares are to be issued in increments of 16,666 shares every 30 days following the effective date. On May 26, 2010, we issued 16,666 shares for the first installment covering the period April 2 to May 1 inclusive.

On May 3, 2010 we enter into a Non-Exclusive Finder’s Agreement (the “Agreement”), effective May 17, 2010, pursuant to which the Company will engage the Finder to act as a non-exclusive finder with respect to sales by our Company in a private placement transaction of equity, equity-related or debt securities of the Company up to a $5 million aggregate principal amount (the “Offering”) to potential “accredited investors” (as that term is defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended) with whom the Finder has a pre-existing substantive relationship (the “Services”). In consideration for these services, we agreed to pay to the Finder: (cash compensation equal to ten percent (10%) of the gross proceeds of the Offering received in the Offering; and (ii) 100,000 warrants per million dollars raised or 10% of shares issued under the Offering, whichever is greater, on terms as set out in the Agreement and in any warrant certificate issued by us to the Finder;

On May 17, 2010, we entered into debt conversions subscription agreements whereby $21,487 debt was converted into 94,001 common shares. On May 26, 2010 we issued the shares to 3 US accredited investors (as that term is defined in Regulation S of the Securities Act of 1933, as amended (the “Securities Act”)) relying on Regulation S and/or Section 4(2) of the Securities Act.

On May 25, 2010, we entered into short-term promissory note agreements with an unrelated party for $300,000 for working capital purposes. The promissory note agreement is due on demand and bears interest at 12% per annum.

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

10.8	Form of Assumption Agreement (incorporated by reference from our current report on Form 8-K as filed with the Commission on January 11, 2010)

10.10	Form of Assumption Agreement (incorporated by reference from our current report on Form 8-K as filed with the Commission on February 24, 2010)
10.11	Form of Debt Conversion Agreement (incorporated by reference from our current report on Form 8-K as filed with the Commission on February 24, 2010)
10.12	Form of Subscription Agreement for Non-US Persons (incorporated by reference from our current report on Form 8-K as filed with the Commission on February 24, 2010)
10.11	Form of Subscription Agreement (incorporated by reference from our current report on Form 8-K as filed with the Commission on April 29, 2010)
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference from our annual report on Form 10-K for the year ended August 31, 2009 as filed with the Commission on November 18, 2009)
(21)	Subsidiaries
21	Direct and Indirect Wholly-Owned Subsidiaries of Nexaira Wireless Inc.: Nexaira Wireless (BC) Ltd , a British Columbia company Nexaira, Inc., a California company
(31)	Certifications
31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer and Principal Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

NEXAIRA WIRELESS INC.

/s/ Mark Sampson

By: Mark Sampson
President, Chief Executive Officer and Director
(Principal Executive Officer)
Dated: June 10, 2010

/s/ Ralph Proceviat

By: Ralph Proceviat
Chief Financial Officer, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)
Dated: June 10, 2010