Form 10-Q
period 2010-07-31
NEXAIRA WIRELESS INC.
filed 2010-09-13
CIK 1445625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2010

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to __________

Commission file number 000-53799

NEXAIRA WIRELESS INC.
(Exact name of registrant as specified in its charter)

Nevada	20-8748507
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1404 510 West Hastings Street
Vancouver, B.C., Canada	V6B 1L8
(Address of principal executive offices)	(Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 59,634,450 common shares issued and outstanding as of September 13, 2010.

INDEX

		Page

PART I.	FINANCIAL INFORMATION	3

ITEM 1.	Financial Statements

	Condensed Consolidated Balance Sheets at July 31, 2010 (unaudited) with October 31, 2009 (audited)	4

	Condensed Consolidated Statements of Operations (unaudited) for the three months ended July 31, 2010 and 2009 and the nine months ended July 31, 2010 and 2009	5

	Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended July 31, 2010 and 2009	6

	Condensed Consolidated Statements of Shareholders’ Deficit and Comprehensive Loss for the year ended October 31, 2009 (audited) and the nine months ended July 31, 2010 (unaudited)	7

	Notes to the Condensed Consolidated Financial Statements	8

ITEM 2.	Management’s Discussion and Analysis or Plan of Operation	18

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	27

ITEM 4T.	Controls and Procedures	27

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	30

ITEM 1A.	Risk Factors	30

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

ITEM 3.	Defaults Upon Senior Securities	37

ITEM 4.	Removed and Reserved	37

ITEM 5.	Other Information	37

ITEM 6.	Exhibits	39

	SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Our interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

While the information presented in the accompanying interim financial statements for the quarter ended July 31, 2010 is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period. These interim financial statements follow the same accounting policies and methods of their application as the Company’s October 31, 2009 annual audited financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s October 31, 2009 annual audited financial statements.

NEXAIRA WIRELESS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	July 31,	October 31,
	2010	2009
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$53,039	$260,067
Accounts receivable, net	199,709	204,163
Inventories, net	173,022	671,082
Income tax receivable	-	110,140
Prepaids and other current assets	93,047	87,325
Total current assets	518,817	1,332,777

Property and equipment, net	211,188	226,089

Other assets:
Software development costs, net	972,878	1,043,009
Patents and trademarks, net	92,711	85,723
Total other assets	1,065,589	1,128,732
TOTAL ASSETS	$1,795,594	$2,687,598

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Convertible debenture, net	$-	$1,950,000
Note payable to vendor, net	569,885	865,453
Accounts payable	646,349	632,452
Promissory notes payable to related parties, net	412,000	681,349
Short-term promissory notes payable	650,000	-
Note payable to bank	64,025	84,972
Accrued expenses and other current liabilities	1,227,492	799,969
Due to shareholders	41,801	32,192
Total current liabilities	3,611,552	5,046,387

Commitments and contingencies

Shareholders’ deficit:
Common stock, $0.001 par value:
Authorized shares — 600,000,000
Issued and outstanding – 59,569,450 and 36,329,262, respectively	59,569	36,329
Additional paid-in capital	5,441,717	1,504,289
Accumulated deficit	(7,202,637)	(3,824,143)
Other comprehensive loss:
Foreign exchange translation	(114,607)	(75,264)
TOTAL SHAREHOLDERS’ DEFICIT	(1,815,958)	(2,358,789)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$1,795,594	$2,687,598

See Accompanying Notes to Condensed Consolidated Financial Statements

NEXAIRA WIRELESS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2010	2009	2010	2009
Revenues	$270,305	$845,956	$1,301,696	$4,441,926

Cost of revenues	152,921	649,032	1,046,536	3,274,322

Gross profit	117,384	196,924	255,160	1,167,604

Operating expenses:
Research and development	285,707	93,905	707,583	256,069
Selling, general and administrative	863,513	938,997	2,746,446	2,962,860
Total operating expenses	1,149,220	1,032,902	3,454,029	3,218,929
Loss from operations	(1,031,836)	(835,978)	(3,198,869)	(2,051,325)

Other (expense) income:
Interest and other income	1,163	16,122	2,303	17,445
Interest and other expense	(39,424)	(102,613)	(179,983)	(243,124)
Total other (expense) income	(38,261)	(86,491)	(177,680)	(225,679)
Loss from operations before income taxes	(1,070,097)	(922,469)	(3,376,549)	(2,277,004)

Income tax provision	1,145	300	1,945	1,100

Net Loss	$(1,071,242)	$(922,769)	$(3,378,494)	$(2,278,104)

Per share data:
Weighted average shares outstanding used in computation of basic and diluted net loss per share:
Basic and diluted	59,528,328	15,489,262	57,343,062	15,489,262

Net loss per share:
Basic and diluted	$(0.02)	$(0.06)	$(0.06)	$(0.15)

See Accompanying Notes to Condensed Consolidated Financial Statements

NEXAIRA WIRELESS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	July 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(3,378,494)	$(2,278,104)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	169,894	103,281
Loss on disposal of fixed assets	650	9,141
Provision for bad debts	(13,000)	19,000
Provision for inventory obsolescence	46,051	91,831
Warranty reserve	22,199	25,000
Stock-based compensation expense	112,921	126,495
Stock issued to consultants	74,000	-
Accretion of discount on debt	19,173	44,623
Changes in operating assets and liabilities:
Accounts receivable	17,454	986,070
Inventories	452,009	133,112
Prepaids and other current assets	104,418	(185,776)
Accounts payable	13,897	401,387
Accrued expenses and other current liabilities	466,279	151,814
Net cash used in operating activities	(1,892,549)	(372,126)
Cash flows from investing activities:
Purchases of property and equipment	(74,599)	(61,146)
Software development costs	(3,350)	(593,897)
Patents and trademarks	(14,551)	(56,624)
Net cash used in investing activities	(92,500)	(711,667)
Cash flows from financing activities:
Proceeds from issuance of common stock	1,100,000	-
Net proceeds from convertible debenture	-	950,000
Proceeds from promissory note payable to related party	362,000	232,942
Repayment of promissory note payable to related party	(200,000)	-
Repayment of note payable to vendor	(308,696)	(250,000)
Proceeds from short-term notes payable	850,000	-
Repayment of note payable to bank	(20,947)	(11,430)
Advances from shareholder	9,609	-
Net cash provided by financing activities	1,791,966	921,512
Net decrease in cash and cash equivalents before effect of exchange rate	(193,080)	(162,281)
Effect of exchange rate changes on cash	(13,945)	(50,557)
Net decrease in cash and cash equivalents	(207,028)	(212,838)
Cash and cash equivalents at beginning of period	260,067	421,700

Cash and cash equivalents at end of period	$53,039	$208,862

See Accompanying Notes to Condensed Consolidated Financial Statements

NEXAIRA WIRELESS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Shareholders’ Deficit and Comprehensive Loss
(Unaudited)

				Accumulated
			Additional	Other
	Common		Paid-in	Comprehensive	Accumulated		Comprehensive
	Stock	Amount	Capital	Loss	Deficit	Total	Loss
BALANCE OCTOBER 31, 2008	15,489,262	$15,489	$1,482,926	$(12,750)	$(450,508)	$1,035,157

Repricing of stock options in connection with amendment of convertible debenture			25,806			25,806
Issuance of warrants in connection with related party debt			12,000			12,000
Issuance of warrants to vendor in connection with Amended Note Payable Agreement			39,375			39,375
Issuance of common stock for Share Exchange Agreement with Technology Publishing, Inc.	81,640,000	81,640	(159,545)			(77,905)
Sales of Westside Publishing Ltd. for cancellation of common stock	(40,800,000)	(40,800)	67,856			27,056
Return and cancelation of common shares by former officer and director of Technology Publishing	(20,000,000)	(20,000)	20,000			-
Stock-based compensation			15,871			15,871
Net loss					(3,373,635)	(3,373,635)	$(3,373,635)
Foreign exchange translation				(62,514)		(62,514)	(62,514)
Total comprehensive loss							$(3,436,149)

BALANCE OCTOBER 31, 2009	36,329,262	36,329	1,504,289	(75,264)	(3,824,143)	(2,358,789)

Conversion of convertible debentures into common stock	19,950,000	19,950	1,930,050			1,950,000
Conversion of promissory notes payable to related party into common stock	423,674	424	211,413			211,837
Conversion of promissory notes payable to third parties into common stock	580,849	581	289,844			290,425
Issuance of common stock in connection with private placements	2,025,000	2,025	1,297,975			1,300,000
Issuance of common stock in connection with consulting agreements	166,664	166	73,834			74,000
Issuance of common stock in connection with settlement of accounts payable	94,001	94	21,391			21,485
Stock-based compensation			112,921			112,921
Net loss					(3,378,494)	(3,378,494)	$(3,378,494)
Foreign exchange translation				(39,343)		(39,343)	(39,343)
Total comprehensive loss							$(3,417,837)

BALANCE JULY 31, 2010	59,569,450	$59,569	$5,441,717	$(114,607)	$(7,202,637)	$(1,815,958)

See Accompanying Notes to Condensed Consolidated Financial Statements

NEXAIRA WIRELESS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended July 31, 2010 and 2009
(Unaudited)

1.	THE COMPANY

Nexaira Wireless Inc. (the “Company”), formerly known as Technology Publishing, Inc. (“TPI”), was incorporated in the State of Nevada on March 19, 2007. The Company is headquartered in Vancouver, British Columbia Canada and its principal operations are located in San Diego, California. The Company develops and distributes 3G/4G wireless broadband routing solutions, as well as communications software to wireless and wireline carriers, managed Service Providers (MSPs), Value Added Resellers (VARs) and distributors. The Company also provides customization services, marketing tools, provisioning and airtime activations based on individual customer needs. The Company is publicly traded on the Over-the-Counter Bulletin Board (OTCBB) under the symbol “NXWI” and can be found on the worldwide web at www.nexaira.com.

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

The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position as of July 31, 2010, the results of operations for the three and nine months ended July 31, 2010 and 2009, and cash flows for the nine months ended July 31, 2010 and 2009. The balance sheet as of October 31, 2009 is derived from the Company’s audited financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended October 31, 2009.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and also requires disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates made by management include revenue recognition estimates, the valuation of deferred income tax assets, the valuation of equity instruments, allowance for doubtful accounts, inventory obsolescence, warranty reserve, and warrants issued in connection with debt.

The functional currency of the Company’s Canadian operations is the Canadian dollar. Assets and liabilities of the Company’s Canadian operations are translated into U.S. dollars at end-of-period exchange rates. Revenues and expenses are translated at average exchange rates in effect for the period. Net currency exchange gains or losses resulting from such translations are excluded from net income and are accumulated in a separate component of shareholders’ equity as accumulated other comprehensive loss. Gains and losses resulting from foreign currency, which are not significant, are included in the consolidated statements of operations.

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

As discussed in more detail in the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2009, the Company has obtained funds from both related and unrelated parties since its inception. Management believes this funding will continue, and is also actively seeking new investors. Management believes the existing shareholders and prospective new investors will provide the additional cash needed to meet the Company's obligations as they become due, and will allow the development of its core business. The Company continues to have plans to raise $5 million within the next three months through equity financing. On November 10, 2009, $1,600,000 of debt was converted into 19,250,000 restricted shares of the Company’s common stock at a conversion price of $0.083117 per share in connection with the Share Exchange Agreement effective September 29, 2009. On February 23, 2010, the remaining $350,000 of the convertible debt was converted into 700,000 shares of common stock at a conversion price of $0.50 per share.

From November 1, 2009 to July 31, 2010, the Company has raised $1,300,000, of which $200,000 was in settlement of short term borrowings advanced in October 2009, through private equity financing. The Company has also converted a promissory note for $211,837 from a related party and $290,425 in promissory notes from third party lenders into equity. The units offered were priced at either $.50 and $1.00 with warrants priced at $1.00 and $1.50 – see Note 10 –Shareholders’ Deficit. The Company borrowed additional $1,212,000 through short term demand loan financing from both related and unrelated parties. On May 17, 2010, the Company entered into debt conversion subscription agreements whereby $21,487 included in accrued expenses and other current liabilities as of April 30, 2010 was converted into 94,001 common shares. However, there is no assurance that the Company will be successful in continuing to secure additional capital.

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

The Company recognizes revenue, net of sales tax, in accordance with Staff Accounting Bulletin No. 104 (“SAB 104”), when all four basic criteria are met: 1) there is evidence that an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectability is reasonably assured. In addition, the Company does not recognize revenue until all customers’ acceptance criteria have been met. The criteria are usually met at the time of product shipment, except for shipments to distributors with rights of return. The portion of revenue from shipments to distributors subject to rights of return is deferred until the agreed upon percentage of return or cancellation privileges lapse. The Company currently does not resell its internally developed software separately from its proprietary router solution. The Company considered ASC 985-605 (formerly SOP 97-2 – Software Revenue Recognition and EITF 00-21 - Revenue Arrangements with Multiple Deliverables) applied to the revenue recognition of the Company’s newly developed products sold during the three and nine months ended July 31, 2010. The Company does not currently sell its proprietary router product and internally developed software separately, and no services are provided after the product is shipped. Therefore, normal SAB 104 revenue recognition guidance applies as noted above.

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

Concentration of Credit Risk

The Company provides products and services to a variety of customers worldwide. Concentration of credit risk with respect to revenues and trade receivables is limited due to the geographic and industry dispersion of the Company’s customer base. The Company has not experienced significant credit losses on its customer accounts. A small number of customers has typically accounted for a large percentage of the Company’s annual revenues and trade accounts receivable. Five customers accounted for 20%, 17%, 15%, 13% and 11%, respectively, of the Company’s revenues for the three months ended July 31, 2010. For the three months ended July 31, 2009, two customers accounted for 34% and 18%, respectively. For the nine months ended July 31, 2010 two customers accounted for 36% and 12%, respectively, of the Company’s revenues. Three customers accounted for 21%, 21% and 14%, respectively of the Company’s revenues for the nine months ended July 31, 2009.

Five customers accounted for 27%, 18%, 14%, 13% and 10%, respectively, of trade accounts receivable as of July 31, 2010. As of October 31, 2009, two customers accounted for 26% and 17% of outstanding trade accounts receivable.

The Company relied on two suppliers to provide 55% and 30% of total inventory purchases for the three months ended July 31, 2010. For the nine months ended July 31, 2010, the Company relied on three suppliers of 43%, 20% and 13% for inventory purchases, respectively. For the three months ended July 31, 2009, the Company relied on inventory purchases of 36%, 20%, 12%, and 12% from four suppliers, respectively. For the nine months ended July 31, 2009, the Company relied on inventory purchases of 38% and 33% from two suppliers, respectively.

Research and Development Costs

Internal costs relating to research and development costs incurred for new software products and enhancements to existing products, other than certain software development costs that qualify for capitalization, are expensed as incurred.

Software Development Costs

The Company capitalizes software development costs in accordance with ASC 985-20 (SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed). Software development costs consist of labor and overhead costs related to development of the Company’s suite of NexWare™ firmware for the Company’s suite of wireless routers. Software development costs are capitalized when technological feasibility and marketability of the related product has been established. On June 1, 2008, the Company established technological feasibility upon successful completion and testing of the Company’s first working router product pilot firmware program. Capitalized software costs will be amortized on a product-by-product basis, three to five years, beginning when the product is available for general release to customers. During the first quarter ended January 31, 2010, the Company introduced its 10 initial version of Consumer and Business Class brand of its wireless routing solutions to distributors and value added resellers (VARS) for retail sale in big box stores and on the internet. The Company began amortization of these two product classes over 5 years in November 2009. During the third quarter ended July 31, 2010, the Company introduced its second generation of Consumer and Business Class brand wireless routing solutions. The Company began amortization of these products class in July 2010. Total amortization expense included in cost of sales was $32,236 and $73,481 for the three months and nine months ended July 31, 2010, respectively. Software development costs totaling $109,374 included in the balance sheet as of July 31, 2010 relate to the development of NexWare™ Enterprise Pro products expected to be released in December 2010. Accordingly, amortization has not begun on this product to date.

Intangible Assets

Intangible assets, consisting principally of patents and trademarks, are accounted for in accordance with ASC Subtopic 350-30, formerly known as SFAS No. 142, Goodwill and Other Intangibles. Intangible assets that have finite lives are amortized using the straight-line method over their estimated useful lives of fifteen years. Amortization expense for the three months and nine months ended July 31, 2010 was $5,363 and $14,551, respectively. No amortization expense was recorded for the three months and nine months ended July 31, 2009.

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

5.	CERTAIN FINANCIAL STATEMENT INFORMATION

Inventories
Inventories consist of the following:
	July 31,	October 31,
	2010	2009
Broadband cards	$17,062	$183,112
Modules	42,700	398,101
Routers	129,745	302,469
Routers held by distributors	-	28,057
Accessories and branding collateral	85,360	65,929
	274,867	977,668
Less allowance for obsolescence	(101,845)	(306,586)
	$173,022	$671,082

Property and equipment

Property and equipment consist of the following:

	July 31,	October 31,
	2010	2009
Computer equipment and related	$203,727	$199,804
Computer software and website development costs	119,093	119,093
Office and lab equipment	46,438	42,411
Furniture and fixtures	29,025	26,800
Leasehold improvements	17,947	17,947
Product tooling and moulds	61,864	-
	478,094	406,055
Less accumulated depreciation and amortization	(266,906)	(179,966)
	$211,188	$226,089

Depreciation expense for the three and nine months ended July 31, 2010 totalled $27,704 and $87,700, respectively. For the three and nine months ended July 31, 2009, depreciation expense was $30,518 and $87,939, respectively.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	July 31,	October 31,
	2010	2009
Payroll and related	$264,471	$174,922
Deferred consulting fees	584,021	179,025
Interest payable	180,557	168,460
Accrued board of director fees	69,000	34,000
Accrued expenses and other	129,443	243,562
	$1,227,492	$799,969

6.	SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended July 31,
	2010	2009
Cash paid for interest	$79,923	$117,854

Cash paid for income taxes	$1,945	$15,102

Non-cash financing and investing activities:
Conversion of convertible debenture into common stock	$1,950,000	$-
Conversion of promissory notes payable to related parties into common stock	$211,837	$-
Conversion of promissory notes payable to third parties into common stock	$290,425	$-
Issuance of common stock in connection with settlement of short-term borrowing advanced for subscription agreement	$200,000	$-
Issuance of common stock in connection with consulting agreements	$74,000	$-
Issuance of common stock in connection with settlement of accounts payable	$21,485	$-
Repricing of stock options in connection with amendment of convertible debenture	$-	$25,806
Accounts payable transferred to notes payable to vendor	$-	$938,770

7.	NET LOSS PER SHARE

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

A reconciliation of weighted-average basic shares outstanding to weighted-average diluted shares outstanding follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2010	2009	2010	2009

Basic weighted average common shares outstanding	59,528,328	15,489,262	57,343,062	15,489,262

Effect of dilutive securities:
Convertible debenture	-	-	-	-
Stock options	-	-	-	-

	59,528,328	15,489,262	57,343,062	15,489,262

As of July 31, 2010, shares reserved for conversion of the convertible debenture, and the exercise of warrants to purchase common stock totaled 0 and 6,617,023, respectively. 1,129,034 shares are reserved for issuance upon the exercise of stock options granted to a lender and 15,000,000 shares are reserved for issuance upon the exercise of options granted under the Company’s Stock Option Plan, of which 10,485,417 are outstanding. 133,336 shares are reserved in connection with a consulting agreement entered into on March 22, 2010. These were excluded from the calculation of diluted earnings per share as their effect was anti-dilutive.

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

As of July 31, 2010, accrued interest payable outstanding in connection with the convertible debentures totals $145,813 and included in accrued expenses and other current liabilities as interest payable.

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

On January 31, 2010 and March 24, 2010, the Company entered into short-term promissory note agreements with unrelated parties for $200,000 and $100,000, respectively, for working capital purposes. The promissory note agreements are due on demand and bear interest at 12% per annum. On May 2, 2010, the Company repaid $200,000, plus accrued interest of $6,181, to two lenders in connection with short-term promissory note agreements entered into with unrelated parties for working capital purposes.

In April 2010, a shareholder advanced an additional $174,000 in connection with short-term promissory notes for working capital purposes. The shareholder advanced an additional $140,000 on June 23, 2010 and $48,000 on July 8, 2010. The loans bear interest at 12% per annum. As of July 31, 2010, $412,000 was outstanding under the promissory notes payable agreements to the shareholder. Interest payable in connection with the short-term promissory notes totaled $13,905 as of July 31, 2010.

On May 25, 2010, a shareholder advanced $300,000 in connection with a short-term promissory note for working capital purposes. On July 26, 2010 the shareholder advanced an additional $250,000 in connection with a short-term promissory note for working capital purposes. The loans bear interest at 12% per annum. As of July 31, 2010, $550,000 was outstanding under the promissory notes payable agreements to the shareholder. Interest payable in connection with the short-term promissory notes totaled $7,036 as of July 31, 2010.

10.	SHAREHOLDERS’ DEFICIT

The following table is a summary of the Company’s non-brokered private placement subscriptions, debt conversions, and issuance of common stock in connection with settlement of accounts payable and consulting agreements as of July 31, 2010:

Date	Number of Units	Price Per Unit	Cash Proceeds	Settlement of Debt	Settlement of Accounts Payable and Consulting Agreements	Warrants	Price Per Share	Expiration Date
November 10, 2009	19,250,000	$0.083117	$ -	$1,600,000	$ -	-	-	-
January 6, 2010	1,754,523	$0.50	375,000	502,262	-	1,754,523	$1.00	January 6, 2012
February 23, 2010	1,400,000	$0.50	350,000	350,000	-	1,400,000	$1.00	February 23, 2012
April 29, 2010	575,000	$1.00	575,000	-	-	575,000	$1.50	April 29, 2012
May 26, 2010	94,001	$0.22858	-	-	21,485
May 26, 2010	100,000	$0.50	-	-	50,000	-	-	-
May 26, 2010	16,666	$0.36	-	-	6,000	-	-	-
June 17, 2010	16,666	$0.36	-	-	6,000	-	-	-
July 30, 2010	33,332	$0.36	-	-	12,000	-	-	-
	23,240,188		$1,300,000(1)	$2,452,262	$95,485	3,729,523

(1) On January 6, 2010 the Company settled a $200,000 short-term note in connection with a subscription agreement received from a third party in October 2009.

Private Placements

From November 1, 2009 to July 31, 2010, pursuant to private placement subscription agreements, the Company closed non-brokered private placements for total cash proceeds of $1,300,000. Each unit is comprised of one common share and one common share purchase warrant. Each non-transferable warrant entitles the holder to purchase one additional share of common stock of the Company at a price of $1.00 and $1.50 per share, expiring January 6, 2012 to April 29, 2012. The Company issued the units to non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended (the “Act”).

Conversion of Debt

On November 10, 2009, $1,600,000 in debt held by various lenders was converted into 19,250,000 restricted shares of the Company’s common stock at a conversion price of $0.083117 per share in connection with the Share Exchange Agreement effective September 29, 2009. The Conversion price was determined based on the average conversion price of the Amendment 4 revision price of every $0.20 for the Pre-March advances and $0.10 conversion price for the March advance, or $0.15, and 11,000,000 shares based on total debt of $1,600,000 converted. See Note 8 –Convertible Debenture. The Company issued the units to non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended (the “Act”).

On January 6, 2010, the Company also converted a promissory note payable agreement and interest payable thereon, from a related party totaling $211,837 into 423,674 units at $0.50 per unit pursuant to a debt conversion agreement. In addition, the Company also converted promissory notes payable agreements and interest payable thereon, from two lenders totaling $290,425 into 580,849 units at $0.50 per unit pursuant to debt conversion agreements. See Note 9 –Working Capital Loans. Each unit is comprised of one common share and one common share purchase warrant. Each non-transferable warrant entitles the holder to purchase one additional share of common stock of the Company at a price of $1.00 per share, expiring January 6, 2012. The Company issued the units to non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended (the “Act”).

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

Settlement of Accounts Payable

On May 17, 2010, the Company entered into debt conversion subscription agreements whereby $21,485 included in accounts payable as of April 30, 2010 was converted into 94,001 common shares. On May 26, 2010, pursuant to board approval, the Company issued the shares to 3 U.S. accredited investors (as that term is defined in Regulation S of the Securities Act of 1933, as amended (the “Securities Act”)) relying on Regulation S and/or Section 4(2) of the Securities Act.

Consulting Agreements

On March 17, 2010, the Company entered into a consulting agreement with a consultant to assist the Company in its private placement efforts. The fixed fee consulting agreement calls for payment of $85,000 over the four month service period to be paid by the issuance of 200,000 restricted shares of the Company’s common stock as total consideration. The agreement was cancelled effective May 31, 2010. The Company expensed $50,000 in connection with the fair value of the services performed as of that date, which is included in selling, general and administrative expense for the three and nine months ended July 31, 2010. On May 25, 2010, the Company issued 100,000 restricted shares in connection with this agreement.

On March 22, 2010, the Company also entered into a consulting agreement with a consultant to provide investor relation services to the Company and assist in its private placement efforts. The fixed fee consulting agreement is effective as of April 1, 2010, and calls for payment of $61,200 over a 12-month period to be paid by the issuance of 200,000 restricted shares of the Company’s common stock as total consideration. The agreement is cancelable with 30 days notice. As of July 31, 2010, the Company expensed $24,000 in connection with the fair value of the services performed as of that date, which is included in selling, general and administrative expense for the three and nine months ended July 31, 2010. The Company expects to expense the fair value of the services at the end of each milestone service period performed based on the total agreed upon contract price of $61,200 under the agreement through March 31, 2011. As of July 31, 2010, 66,664 restricted shares have been issued by the Company in connection with this agreement.

None of the securities offered or sold have been or will be registered under the Act and none of them may be offered or sold in the United States absent registration or an applicable exemption from the registrations requirements of the Act. Each of the securities issued will be a “restricted security” under the Act and will be subject to a hold period under applicable U.S. and Canadian securities laws

Shares Reserved for Future Issuance

As of July 31, 2010, the Company issued 6,617,023 warrants in connection with non-brokered private placements and conversion of promissory notes and convertible debenture agreements. A total of 1,129,034 shares are reserved for issuance upon the exercise of stock options granted to a lender and 15,000,000 shares are reserved for issuance upon the exercise of options granted under the Company’s Stock Option Plan. As of July 31, 2010, 133,336 shares are reserved in connection with consulting agreements entered into by the Company.

Stock Option Plan

The Company’s 2009 Stock Option Plan provides for the granting of equity awards, including restricted stock and incentive and nonqualified stock options to purchase up to 15,000,000 shares of the Company’s common stock, to employees, directors, officers and independent consultants of the Company. As of July 31, 2010, 10,850,000 stock options have been granted to the Company’s employees, officers and directors of which 364,583 options have been cancelled due to optionees leaving the Company.

Stock based compensation expense included in selling, general and administrative expense for the three and nine months ended July 31, 2010 totalled $47,379 and $112,921, respectively. No stock based compensation was incurred for the three and nine months ended July 31, 2009. The amount of unearned stock-based compensation currently estimated to be expensed from now through fiscal 2012 related to unvested share-based payment awards at July 31, 2010 is $238,864.

A summary of stock option activity in connection with the 2009 Stock Option Plan as of July 31, 2010 is as follows:

	Number	Weighted Average
	Outstanding	Exercise Price
Options outstanding October 31, 2008	6,632,000	$0.41
Granted	8,400,000	$0.15
Exercised	-	-
Cancelled	(6,632,000)	$0.41
Options outstanding October 31, 2009	8,400,000	$0.15
Granted	2,450,000	$0.34
Exercised	-	-
Cancelled	(364,583)	$0.15
Options outstanding July 31, 2010	10,485,417	$0.19

Options exercisable July 31, 2010	7,441,667	$0.16

11.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events, as defined by ASC 855, formerly SFAS No. 165, Subsequent Events, through the date that the financial statements were issued.

On August 12, 2010, 65,000 shares were issued to two employees in connection with the exercise of 65,000 stock options at $0.15 per share.

On August 20, 2010 the Company entered into a 10% Convertible Note Agreement with an investor for total proceeds of $400,000. The Convertible Note Agreement bears interest at 10% per annum and matures July 31, 2011. The note holder has the option after six months following the issuance date to convert the outstanding principal amount under the Convertible Note Agreement, together with unpaid interest thereon, into the Company’s common stock at a conversion price equal to the lesser of (i) $0.50 and (ii) 80% of the average of the three lowest daily dollar volume-weighted average sale price (“VWAPS”) for the Company’s common stock on any particular trading day during the twenty (20) consecutive trading days immediately preceding the applicable conversion date on which the Holder elects to convert all or part of the note.

On August 20, 2010, a shareholder advanced $100,000 in connection with a short-term promissory note for working capital purposes, bringing total notes payable outstanding to the shareholder of $650,000. See Note 9 – Working Capital Loans. The loan bears interest at 12% per annum and is due upon demand.

The Board of Directors proposes to amend and restate the articles of incorporation of the Company to authorize 100,000,000 shares of preferred stock of the Company with a par value of $0.001, which may be divided into and issued is series, with such designations, rights, qualifications, preferences, limitations and terms as fixed and determined by the Board (the “Amendment and Restatement”). The Amendment and Restatement requires the approval by the vote of stockholders of the Company holding at least a majority of the voting power of the common stock of the Company. On August 31, 2010, the Company filed a preliminary Schedule 14A – Proxy Statement Pursuant to Section 14(a) of the Securities and Exchange Act of 1934 with the Securities and Exchange Commission.

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
  Results of operations. This section provides an analysis of our results of operations for the nine months ended July 31, 2010 and 2009. A brief description is provided of transactions and events that impact the comparability of the results being analyzed.
  Outstanding Share Data. This section provides the designation and number or principal amount of (a) each class and series of voting or equity securities for which there are securities outstanding; (b) each class and series of securities for which there are securities outstanding if the securities are convertible into, or exercisable or exchangeable for, voting or equity securities; and (c) subject to subsection (2), each class and series of voting or equity securities that are issuable on the conversion, exercise or exchange of outstanding securities.
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

COMPANY OVERVIEW

We design, develop and sell third and fourth generation (3G/4G) wireless routing solutions that provide speed, reliability and security for carriers, managed service providers, mobile virtual network operators (MVNOs) and businesses seeking High Availability Solutions and business continuity. Our devices, including our patent pending I3 GUI (Graphical User Interface), are simple to install yet provide the advanced management and business class features and functionality demanded by the most sophisticated network operators and users. Our routing devices are capable of providing complete device and network redundancy in wan-failover/failback mode by leveraging the high speed wireless networks. Our routing solutions with our I3 GUI can also act as the primary router for DSL or cable networks and, when equipped with a data card and cellular plan, protect the business owner from service interruption caused by wireline failure providing up to five nines (99.999%) of availability.

We have what we believe is an exceptional team that has developed highly functional wireless firmware and software technologies and have multiple potential patents in the process of being filed. Our development staff have engineered a family of proprietary next generation wireless 3G/4G routers that we believe will outperform our competition at a lower price while maintaining significant gross margins. We have approximately twenty five employees working out of our operations center headquartered in San Diego, CA, and our sales office in Kansas City, MO. The company’s corporate office is located in Vancouver, BC. Our common shares are publicly traded on the Over-the-Counter Bulletin Board (OTCBB) under the symbol “NXWI” and our website address is: www.nexaira.com.

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

Effective September 29, 2009, we entered into a share exchange agreement with our wholly-owned subsidiary, Westside Publishing Ltd., an Ontario corporation, Nexaira Wireless (BC) Inc, a British Columbia corporation (“Nexaira”) (formerly Nexaira Inc, an Alberta corporation), and Nexaira’s wholly-owned subsidiary, Nexaira, Inc., a California corporation, whereby we agreed to acquire all of the issued and outstanding common shares in the capital of Nexaira from the shareholders of Nexaira in consideration for the issuance, by us, of 15,489,262 restricted common shares in the capital of our company on the basis of 1.75 shares of our common stock for every one Nexaira share.

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

Our Current and Future Business Model

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

In 2008, management initiated the development of a new wireless routing platform and for the first time in our history began writing our own proprietary firmware and software. In December of 2008, we launched our consumer class router, followed by our highly acclaimed I3 GUI in March 2009. In May 2009, we launched our first “Business Class Router” and signed our first carrier customer. During 2009, management also began exiting the non strategic low margin distribution business. In May 2010, we received certification of three of our second generation routing products and commenced a focused and targeted sales and marketing initiative. We are pleased to report that since our last quarterly report (for the period ended April 30, 2010) we have achieved several operational milestones and made considerable progress in achieving a number of objectives in our business plan most specifically related to winning new customers. In addition our products have been tested against our competition and subsequently selected by a number of very strategic and influential leaders in the wireline and wireless industries.

To ensure that we positioned our company for the future growth forecasted in the wireless 3G/4G sector and protect our intellectual property, we undertook to design and develop our own routing firmware and hardware. We now design and engineer our own processor boards and like most manufacturers outsource the production of those boards. We develop our own proprietary operating system (similar to a Microsoft operating system on a PC) and develop our own intuitive graphical user interface - the I3 GUI.

After 20 months of testing, field trials, customer driven enhancements and modifications, we not only understand the customer requirements and the market verticals but have better control on the business and the challenges facing it. In May 2010, we achieved a significant milestone when our products, the SOHO (Small Office-Home Office), BCII and HANA (High Availability Network Adapter) received FCC and IC certification and we are now actively selling and marketing those products.

We continue to attract some of the brightest minds in the business and have been successful in assembling an exceptional team of professionals.

We now intend to leverage the foundation built over the years with our existing business and customers and move aggressively to realize significant and profitable growth by clinically and methodically attacking this untapped and unserviced marketplace. With all the essential building blocks in place, and our products being selected by a number of high profile customers, our management team is ready to execute our post development business plan. We anticipate significant month over month growth in router unit sales and revenue starting in the first and second quarters of FY October 31, 2011 if we can raise adequate equity capital to deploy our sales and marketing plans. Our past investment in service tools, quality assurance and processes has formed a foundation that we believe will enable our business to grow with high product quality, acceptance and profitability.

As a result of developing our own software and firmware and engineering our own processor boards we believe Nexaira’s gross margin as a percentage of sales will increase dramatically from the traditional and historical distribution rates of 20% or below to higher gross margin yields more typical of a software/firmware oriented company as we introduce our higher end line of enterprise products and solutions. Over the past 6-8 months, Nexaira has established itself as a progressive and innovative developer and provider of 3G/4G wireless broadband data solutions for business. We believe our suite of products and solutions will enable our customers to expeditiously connect to and manage high speed data connections rivalling traditional landline connectivity, with unmatched functionality, speed and ease of use and at a lower cost.

We believe our proprietary routing solutions are simple to install, yet provide the advanced business grade feature sets demanded by the most sophisticated users. Service providers have selected Nexaira’s broadband data solutions for their high availability and wide area network (WAN) failover applications using the 3G/4G cellular networks to automatically “back up” or “stand in” when service from wireline networks is interrupted. Additionally, we believe that carriers and service providers can dramatically decrease the cost and management of their installed hardware base by using Nexaira’s advanced firmware, extending the shelf life of their customer premise equipment and providing critical device updates through simple downloads. We enable our customers to bring customized wireless broadband solutions to market more quickly and cost effectively than traditional wireline offerings such as DSL, Cable or T-1s.

Nexaira’s hardware-agnostic broadband router firmware and intuitive user interface enables a non-technical user to quickly and effortlessly setup a network and establish a secure Internet connection.

In addition, the superior management tools and reliable operating design supports the needs of the largest customer networks that rival existing wireline deployments but have all the benefits of wireless. With our base of current customers and a diversified expanding market, we believe our new suite of products will create one-time and recurring revenue, yielding higher gross profit margins as compared to the legacy distribution business.

Key Initiatives Underway:

(1)
Nexaira routing solutions are currently being offered as a WAN failover solution by large strategic customers and are being field tested or in certification testing at Tier One North American carriers. .

(2)
Plans are being developed to form business relationships with 5-10 additional carriers/strategic customers by October 31, 2010, targeting approximately 300 carriers worldwide as part of our 5 Year Business Plan.

(3)
Currently working with carriers to package WAN failover solutions to merchants experiencing service interruptions associated with wireline network failure effectively creating an insurance policy for merchants.

(4)	Outside of the USA and Canada, we are in business discussions with strategic partners and carriers in Africa, Europe, India and South America.
(5)	We continually are establishing and developing relationships with manufacturers, VARS, distributors and managed service providers in North America.
(6)
We have raised approx. $5.5 million in equity to date from accredited investors and friends and family and are seeking $5 million in working capital from a strategic financial partner. We intend to use the proceeds of the raise for marketing, sales, business development, provisioning and future product releases and filing of intellectual property patents.

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

Our company is armed with seasoned senior management and board members with a solid track record of execution, a motivated and talented team of employees, a suite of proprietary and disruptive technologies, state-of-the-art services and a dedicated support organization. We have strong and strategic business relationships built over several decades, with enthusiastic support from prestigious customers and an established business operation that is positioned for growth.

In order to exploit our current technological and market advantage, quickly ramp sales and accelerate our aggressive business plans, management is seeking to raise $5 million USD in equity and establish a credit facility with a bank and/or lender. This $5 million USD in equity will add to the $5.5 million invested to date which has allowed us to successfully restructure and re-focus the company. The proceeds of the $5 million will be used to launch our sales and marketing initiatives, for business development, provisioning and future product releases and filing of intellectual property patents and to achieve profitability from operations.

From management’s perspective, it is clear that “Wireless is Winning” and our Board, management, employees and strategic partners intend to play a significant role in this emerging business sector.

RESULTS OF OPERATIONS – THREE AND NINE MONTHS ENDED JULY 31, 2010 AND JULY 31, 2009

As outlined in our annual report for the year ended October 31, 2009 and July 31, 2010 quarterly financial statement, we forecasted continued downward pressure on the revenues and gross profits generated by the sale and distribution of other manufacturers’ products while we focused our resources on readying our new proprietary router products for commercialization in the marketplace.

Our planned revenue growth and return to profitability is expected to come as a result of (1) the introduction of our innovative and patent pending proprietary technology, (2) the launch of our new suite of products catering to the growing 3G/4G wireless business segment and (3) building an experienced sales and operations team focused on the wireless marketplace. Our success is also heavily dependent on our ability to raise new capital for inventory and general operating expenses.

The first phase of our sales cycle, being selected by key strategic customers, shows that our products are being accepted and perform as specified. During this quarter, after going through rigorous field trials and testing we announced that our router products were selected as a failover and primary router for several strategic customers including: Premier Wireless Solutions, Rogers Communications, Gemcom, Megapath Inc., Clear Talk, Continuous Touch, TeraNova Consulting Group, 3G Store.com and Telespire. Being selected is a great endorsement and testimonial as to the quality of our products. In addition to opening up new sales channels, the next phase is to work with these named customers and new customers on closing recurring sales.

With our base of current customers and a diversified expanding market, we believe our new suite of products will create onetime and recurring revenue, yielding higher gross profit margins as compared to the legacy distribution business. With the introduction of our new router solutions, we intend to leverage our existing loyal customer base, enhance our fulfillment expertise to provide unique packaging and delivery of the NexWareSM software, develop new markets, add new customers and increase revenues and margins, strengthen our business relationships with strategic vendors and continue to be innovative in developing software and firmware to meet our customers’ needs.

Revenues

The decision to exit certain elements of the distribution business and allocate our resources to developing our own line of products resulted in part, in lower sales for the three and nine months ended July 31, 2010, compared to the same period in 2009.

Total revenues for the three months ended July 31, 2010 was $270,305 compared to $845,956 for the three months ended July 31, 2009, a decrease of $575,651. Total revenues for the nine months ended July 31, 2010 amounted to $1,301,696 compared to $4,441,926 for the same period in 2009, a decrease of $3,140,230. As outlined above, a significant component of this $3,140,230 decrease includes $979,712 in relatively low gross margin module sales generated in 2009 which we no longer distribute. The remaining $2,160,518 decrease in revenues is due in part to the economic situation facing the data card sector, increased competition from other distributors added by manufacturers and a general decrease in product demand for certain data products.

Gross profit for the three months ended July 31, 2010 was $117,384 and $196,924, respectively, or 43% and 23%, respectively, of total revenues. The higher gross profit % for the three months ended July 31, 2010 shows the impact of introducing our own router product to the sales mix, as well as liquidation of end of life inventory for which a reserve was established in prior periods. This compares to gross profit of $255,160 and $1,167,604, respectively, or 20% and 26%, respectively, of total revenues for the nine months ended July 31, 2009. The decrease in gross profit for the nine months ended July 31, 2010 is primarily due the liquidation of end of life inventory, primarily module inventory which we no longer distribute for which a reserve was established in prior periods.

Research and Development

Research and development totaled $285,707 and $93,905 for the three months ended July 31, 2010 and 2009, respectively, for a total increase of $191,802. For the nine months ended July 31, 2010, research and development totaled $707,583 and $256,069, respectively, for a total increase of $451,514 reflecting ongoing research and development expenses associated with being a software company. The increase in the three and nine months ended July 31, 2010 is the result of us expensing research and development costs associated with the introduction of wireless routing solutions to distributors and value added resellers (VAR) for retail sales in big box stores and on the internet. During this period, our management determined that its research and development did not meet the criteria for capitalization due to the majority of costs incurred in connection with on-site customer testing, resolution of hardware issues and sales and marketing engineering support. For the three and nine months ended July 31, 2009, we capitalized $183,193 and $909,714, respectively in connection with product development costs. We capitalized software development costs in accordance with ASC 985-20 (formerly SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed). Software development costs consist of labor and overhead costs related to the development of our suite of NexWare™ firmware for our suite of wireless routers. We capitalized software development costs when the technological feasibility and marketability of the related product has been established. On June 1, 2008, we established technological feasibility upon successful completion and testing of our first working router product pilot firmware program.

Selling, General and Administrative

Selling, general and administrative expenses decreased $75,484 to $863,513 for the three months ended July 31, 2010 from $938,997 for the same period in 2009. Selling, general and administrative expenses amounted to $2,746,446 for the nine months ended July 31, 2010 compared to $2,962,860 for the same period in 2009, for total decrease of $216,414. The decrease in selling, general and administrative expenses for the three and nine months ended July 31, 2010 compared to the three and nine months ended July 31, 2009 was primarily due to reduction in travel costs, business development, advertising costs, consulting fees, legal and audit fees and recruiting expenses.

Interest and Other Expense

Interest and other expense decreased $63,189 to $39,424 for the three months ended July 31, 2010 compared to $102,613 for the same period in 2009. Interest and other expense decreased $63,141 to $179,983 for the nine months ended July 31, 2010 compared to $243,124 in the same period in 2009. The decrease for the three and nine months ended July 31, 2010 resulted from our decreased cost of borrowings, primarily in connection with the convertible debenture and working capital loans provided by related parties, due to conversions of the debt into our common stock.

Net Loss from Operations

For the three months ended July 31, 2010, our net loss from operations was $1,070,097 compared to $922,469 in the same period in 2009. Our loss from operations amounted to $3,376,549 for the nine months July 31, 2010 compared to a loss of $2,277,004 for same period in 2009. The increase in our net loss from operations for the three and nine months ended July 31, 2010 is primarily due to the anticipated reduction in distribution revenues, additional costs associated with being a public company, including audit and legal costs, and the increased research and development expenses as discussed above. Net loss after interest and income taxes amounted to $3,378,494 for the nine months ended July 31, 2010, an increase of $1,100,390 over the same period in 2009. With the sales of our new line of routing products expected to gain traction in fiscal 2010 and a continued demand for broadband data cards, it is anticipated that our losses will decrease year over year, commencing the first quarter of fiscal year 2011.

OUTSTANDING SHARE DATA

Total authorized share capital: 600,000,000 common shares @ U.S. $0.001 par value

COMMON SHARES
Total issued and outstanding as of October 31, 2009	36,329,262
Common shares issued in connection with conversion of $1,600,000 convertible debenture on November 10, 2009	19,250,000
Common shares issued in connection with $375,000 private placement and conversion of $502,262 debt on January 6, 2010	1,754,523
Common shares issued in connection with $350,000 private placement and conversion of $350,000 convertible debenture on February 23, 2010	1,400,000
Common shares issued in connection with $575,000 private placement on April 29, 2010	575,000
Common shares issued on May 26, 2010 in connection with consulting agreement	16,666
Common shares issued on May 26, 2010 in connection with consulting agreement	100,000
Common shares issued on May 26, 2010 in connection with $21,487 debt conversion	94,001
Common shares issued on June 17, 2010 in connection with consulting agreement	16,666
Common shares issued on July 30, 2010 in connection with consulting agreement	33,332

Total issued and outstanding as of July 31, 2010	59,569,450

Common shares issued on August 12, 2010 in connection with exercise of stock options	65,000

Total issued and outstanding as of September 13, 2010	59,634,450

COMMON SHARE PURCHASE WARRANTS
Granted October 26, 2009: Exercisable at $0.10 Expiry: June 29, 2011	875,000
Granted October 26, 2009: Exercisable at $0.20 Expiry: January 15, 2011	2,012,500
Granted January 6, 2010: Exercisable at $1.00 Expiry: January 6, 2012	1,754,523
Granted February 23, 2010: Exercisable at $1.00 Expiry: February 23, 2012	1,400,000
Granted April 29, 2010: Exercisable at $1.50 Expiry: April 29, 2012	575,000
Granted August 20, 2010: Exercisable at $0.50 Expiry: August 20, 2013	333,333
Total outstanding common share purchase warrants as of September 13, 2010	6,950,356

STOCK OPTIONS GRANTED TO LENDER
Granted September 29, 2009: Exercisable at $0.20 Expiry: November 7, 2010	1,129,034

EMPLOYEE STOCK OPTION PLAN
Total Options available for grant under the Company’s Stock Option Plan: 15,000,000
Granted October 5, 2009: 8,400,000 Exercisable at $0.15 Expiry: July 17, 2013	8,400,000
Granted March 22, 2010: 2,012,500 Exercisable at $0.31 Expiry: March 22, 2015	2,012,500
Granted May 17, 2010: 437,500 Exercisable at $0.425 Expiry: May 17, 2015	437,500
Exercised on August 12, 2010 at $0.15	(65,000)
Cancelled during current fiscal year: Exercisable at $0.15	(481,250)
Total outstanding stock options as of September 13, 2010	10,303,750

On May 17, 2010, we entered into debt conversion subscription agreements whereby $21,487 included in accrued expense and other current liabilities as of July 31, 2010 was converted into 94,001 common shares. Pursuant to board approval, on May 26, 2010, we issued the shares to 3 U.S. accredited investors (as that term is defined in Regulation S of the Securities Act of 1933, as amended (the “Securities Act”)) relying on Regulation S and/or Section 4(2) of the Securities Act.

On March 17, 2010, we entered into a fixed fee consulting agreement with a consultant to assist us in our private placement efforts. The agreement calls for payment of fixed fee totaling $85,000 over four months to be paid by the issuance of 200,000 restricted shares of our common stock as total consideration. The agreement is cancelable with 30 days notice. As of July 31, 2010, we expensed $50,000 in connection with the fair value of the services performed as of July 31, 2010, which is included in selling, general and administrative expense for the three and nine months ended July 31, 2010. We expect to expense the fair value of the services at the end of each milestone service period performed based on the total agreed upon contract price under the agreement through July 17, 2010. On May 26, 2010, we issued 100,000 shares for the first two installments in connection with services performed for the period March 18, 2010 through May 18, 2010.

On March 22, 2010, we also entered into a fixed fee consulting agreement with a consultant to provide investor relations services and assist in our private placement efforts. Effective, April 1, 2010, the agreement calls for payment of a fixed fee totaling $61,200 over 12-month period to be paid by the issuance of 200,000 restricted shares of our common stock as total consideration. The agreement is cancelable with 30 days notice. As of July 31, 2010, we expensed $24,000 in connection with the fair value of the services performed as of that date, which is included in selling, general and administrative expense for the three and nine months ended July 31, 2010. We expect to expense the fair value of the services at the end of each milestone service period performed based on the total agreed upon contract price under the agreement. The shares are to be issued in increments of 16,666 shares every 30 days following the effective date. We have issued 66,664 shares in connection with services performed for the four month period from April 1 through July 31, 2010.

On May 17, 2010, Mr. Michael Donnell was appointed a director of our company and was granted 437,500 stock options, with each option exercisable into one share of our common stock at a price of $0.425 per share for a period of five years from the date of grant, on terms and conditions as set out in our 2009 Stock Option Plan and a stock option agreement entered between our company and Mr. Donnell. The options will vest equally over each of 6, 12 and 18 months from May 17, 2010.

On August 12, 2010, we issued a total of 65,000 common shares to two US employees in connection with the exercise of stock options at an exercise price of $0.15 per share.

As disclosed in our Report on Form 8-K (as filed with the Securities and Exchange Commission on August 26, 2010), we entered into a securities purchase agreement, effective August 20, 2010, pursuant to which we agreed to sell to a lender a 10% Convertible Note (the “Note”) due July 30, 2011 with an aggregate original principal amount equal to $400,000, and a 3 year warrant (the “Warrant”) to purchase 333,333 warrant shares (the “Warrant Shares”) at an exercise price equal to $0.50 per Warrant Share for a period of three years. The Note entitles the lender to convert, from time to time, all or any part of the outstanding principal, plus accrued but unpaid interest thereon, into shares of our common stock y (the “Note Shares”) at a conversion price equal to the lesser of (i) $0.50 and (ii) 80% of the average of the three lowest daily VWAPs (as defined in the Note) during the twenty (20) consecutive Trading Days (as defined in the Note) immediately preceding the applicable Conversion Date (as defined in the Note) on which the lender elects to convert all or part of the Note. The issuance of the Note, the Note Shares, the Warrant and the Warrant Shares were and/or will be made pursuant to Section 4(2) and/or Rule 506 of Regulation D of the Securities Act and the lender has represented to us that it is an “accredited investor” as such term is defined in Rule 501 of Regulation D of the Securities Act.

The Board of Directors proposes to amend and restate the articles of incorporation of the Company to authorize 100,000,000 shares of preferred stock of the Company with a par value of $0.001, which may be divided into and issued is series, with such designations, rights, qualifications, preferences, limitations and terms as fixed and determined by the Board (the “Amendment and Restatement”). The Amendment and Restatement requires the approval by the vote of stockholders of the Company holding at least a majority of the voting power of the common stock of the Company. On August 31, 2010, the Company filed a preliminary Schedule 14A – Proxy Statement Pursuant to Section 14(a) of the Securities and Exchange Act of 1934 with the Securities and Exchange Commission.

FINANCIAL CONDITION AND LIQUIDITY

Working Capital

	July 31, 2010	October 31, 2009
Current assets	$518,817	$1,332,777
Current liabilities	(3,611,552)	(5,046,387)
Working capital (deficiency)	$(3,092,735)	$(3,713,610)

Our cash on hand as of July 31, 2010 was $53,039. As of July 31, 2010, we had a working capital deficiency of $3,092,735. We have incurred operating losses since 2008, and this is likely to continue for the year ending October 31, 2010.

We anticipate that our cash on hand and the revenue that we anticipate generating from product sales will not be sufficient to satisfy all of our cash requirements for the next twelve months. From November 10, 2009 through July 31, 2010, we have successfully raised cash in the amount of $1,300,000, of which $200,000 was settlement of a short-term note in connection with a subscription agreement received from a third party in October, 2009. We also converted $2,452,262 of our debt into equity in connection with non-brokered private placement transactions. We plan to raise additional capital primarily through the equity financing and further borrowings from our current shareholders and directors if this type of funding continues to be available. We will continue to seek additional funds to fund our day to day operations until equity financing can be pursued but we have no guarantee that our current shareholders and directors will continue provide this funding or that we will be successful in raising capital from external sources.

We have been focused on changing our business model to include the development of our own line of software to compliment the distribution side of our business. During this period we have experienced a decline in revenues from the legacy distribution business resulting in negative cash flow from operations. As of July 31, 2010, we have a total shareholders’ deficit of $1,815,958 compared to a shareholders’ deficit of $2,358,789 as of October 31, 2009. As discussed in Note 3 of the Notes to the Condensed Consolidated Financial Statements, we have incurred losses from operations and have negative cash flow from operations, a working capital and a net capital deficit that raise substantial doubt about our ability to continue as a going concern. The Condensed Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty. Our ability to continue as a going concern depends on our success in generating increased revenues and earnings in the immediate and foreseeable future with the introduction of our new line of hardware and software router products and solutions. Furthermore, the continuation of our company as a going concern is dependent upon the continued financial support from our shareholders and lenders and our ability to obtain necessary equity financing to continue operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Future Fundraising

Fundraising will be one of our primary objectives over the next 12 months. We anticipate our cash requirements for the next 12 months to carry out our business plan will be $3-4 million. We do not anticipate generating positive internal operating cash flow until we can generate substantial revenues from the commercial sale of our new line of hardware and software router products and solutions. We intend to raise $5 million of our cash requirements through equity financings by September/October 2010.

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

Software Development Costs

We capitalize software development costs in accordance with ASC 985-20 (formerly SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed). Software development costs consist of labor and overhead costs related to development of the Company’s suite of NexWare™ firmware for the Company’s suite of wireless routers. Software development costs are capitalized when technological feasibility and marketability of the related product has been established. On June 1, 2008, the Company established technological feasibility upon successful completion and testing of the Company’s first working router product pilot firmware program. Capitalized software costs will be amortized on a product-by-product basis, three to five years, beginning when the product is available for general release to customers.

During the nine months ended July 31, 2010, we completed the development of our second generation of Small Office Home Office (SOHO) and Business Class wireless routing solutions and made them available to wireless and wireline carriers, distributors and value added resellers (VARS). We began amortization of these two product classes over 5 years in November 2009, for total amortization expense included in cost of sales of $73,481 for the nine months ended July 31, 2010. Software development costs totaling $109,374 included in the balance sheet as of July 31, 2010 related to NexWare™ Consumer Business Class 2 and Enterprise Pro products expected to be released in December 2010. Thus amortization has not begun on these products to date.

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

We recognize revenue, net of sales tax, in accordance with Staff Accounting Bulletin No. 104 (“SAB 104”), when all four basic criteria are met: 1) there is evidence that an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectability is reasonably assured. In addition, the Company does not recognize revenue until all customers’ acceptance criteria have been met. The criteria are usually met at the time of product shipment, except for shipments to distributors with rights of return. The portion of revenue from shipments to distributors subject to rights of return is deferred until the agreed upon percentage of return or cancellation privileges lapse. We currently do not resell our internally developed software separately from our proprietary router solution. We considered ASC 985-605 (formerly SOP 97-2 – Software Revenue Recognition and EITF 00-21 - Revenue Arrangements with Multiple Deliverables) applied to the revenue recognition of our newly developed products sold during the quarter-ended July 31, 2010. As we do not currently sell our proprietary router product and internally developed software separately, and no services are provided after the product is shipped. Therefore, normal SAB 104 revenue recognition guidance applies as noted above.

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

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, our management, with the participation of our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, being July 31, 2010. Our president and our chief financial officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of July 31, 2010.

Based on this evaluation, these officers concluded that, as of July 31, 2010, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and that such information is accumulated and communicated to our company’s management, including our president and chief financial officer, to allow timely decisions regarding required disclosure.

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

Under the supervision of our president, being our principal executive officer, and chief financial officer, being our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2010 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at July 31, 2010.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of our internal control over financial reporting as of July 31, 2010, we determined that there were control deficiencies that constituted material weaknesses which are indicative of many small companies with small staff, such as:

(1)
certain entity level controls establishing a “tone at the top” were considered material weaknesses. Prior to October 26, 2009, the company did not have an audit committee and there was an inadequate amount of review by management of the financial statement reporting process. A code of ethics had not been established and policies regarding fraud and whistleblowers were not in place;

(2)	inadequate segregation of duties and effective risk assessment;

(3)	insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; and

(4)	inadequate security and restricted access to computers, including insufficient disaster recovery plans.

These control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements could not have been prevented or detected on a timely basis. As a result of the material weaknesses described above, we concluded that we did not maintain effective internal control over financial reporting as of July 31, 2010 based on criteria established in Internal Control—Integrated Framework issued by COSO. Our management, board of directors and audit committee are currently evaluating remediation plans for the above deficiencies. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the weaknesses described above. However, we plan to take steps to enhance and improve the design of our internal control over financial reporting. Our proposed plans are set out below under the heading, “Management’s Remediation Initiatives”.

As discussed above, we conducted an evaluation of the effectiveness of our internal control over financial reporting during our most recent fiscal quarter ending July 31, 2010 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation using the criteria established, our management concluded that our internal controls over financial reporting were not effective as of July 31, 2010.

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

Our directors and officers, in the aggregate, beneficially own 34.4% of the issued and outstanding shares of our common stock. As a result, they have the ability to influence matters affecting our stockholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our officers and directors control such shares, investors will find it difficult to replace our management if they disagree with the way our business is being operated. Because the influence by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

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

We are authorized to issue up to 600,000,000 shares of common stock. As of September 13, 2010 there were 59,634,450 shares of our common stock issued and outstanding. Our board of directors has the authority to cause our company to issue additional shares of common stock without the consent of any of our stockholders. Consequently, our stockholders may experience dilution in their ownership of our company in the future.

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

The disclosure contained under Part 1 – Item 2 under the heading “Outstanding Share Data” is responsive to this item and is incorporated herein by reference.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	(Removed and Reserved)

ITEM 5.	OTHER INFORMATION

Promissory notes issued

In April 2010, a shareholder advanced an additional $174,000 in connection with short-term promissory notes for working capital purposes. The shareholder advanced an additional $140,000 on June 23, 2010 and $48,000 on July 8, 2010. The loans bear interest at 12% per annum. As of July 31, 2010, $412,000 was outstanding under the promissory notes payable agreements to the shareholder.

On May 25, 2010, a shareholder advanced $300,000 in connection with a short-term promissory note for working capital purposes. On July 26, 2010, the shareholder advanced an additional $250,000 in connection with a short-term promissory note for working capital purposes. The loans bear interest at 12% per annum. As of July 31, 2010, $550,000 was outstanding under the promissory notes payable agreements to the shareholder. On August 20, 2010, an additional $100,000 was advanced by this shareholder.

Repayment of Promissory Notes

On May 2, 2010, we repaid two promissory notes to two lenders totalling $104,964 and $101,216, respectively, including interest.

Appointment of Director

On May 18, 2010 we announced the appointment of Michael Donnell as a director of our company (as disclosed in our Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 18, 2010) Mr. Donnell has more than 25 years of experience leading public and private telecommunications and software companies ranging in size from startup phase to organizations with 2,500 employees. He has also provided market development, business planning and financing advice to a number of firms in the telecommunications, hardware and software sectors. He graduated from Central Oklahoma University with a Bachelor of Business Administration degree.

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

Debt Conversion Agreements

On May 17, 2010, we entered into debt conversions subscription agreements whereby $21,485 debt was converted into 94,001 common shares. On May 26, 2010 we issued the shares to 3 US accredited investors (as that term is defined in Regulation S of the Securities Act of 1933, as amended (the “Securities Act”)) relying on Regulation S and/or Section 4(2) of the Securities Act.

Annual Meeting of Stockholders

On June 22, 2010, we held our annual meeting of stockholders to elect the directors of our company. As disclosed in our Form 8-K filed with the Securities and Exchange Commission on June 24, 2010, our stockholders elected Mark Sampson, Ralph Proceviat, Brad Weinert, James Grey and Michael Donnell as the directors of our company and ratified the appointment of BDO USA LLP as our independent registered public accounting firm. Our stockholders also ratified our 2009 Stock Option Plan. Under the Plan, options to acquire common shares may be granted to directors, officers, consultants and employees of our company. A total of 15,000,000 common shares may be issued under the Plan. The purpose of our 2009 stock option plan is to retain the services of valued key employees, directors, officers and consultants of our company and such other persons as the Plan Administrator shall select, and to encourage such persons with an increased incentive to make contributions to our company.

Form S-8 - Registration Statement Under the Securities Act of 1933

On July 12, 2010 we filed a Registration Statement on Form S-8 with the Securities and Exchange Commission to register an aggregate of 15,000,000 shares of our common stock that are issued or issuable pursuant to stock options granted and to be granted under our 2009 stock option plan. Pursuant to Rule 416(a) under the Securities Act of 1933, as amended, the Registration Statement also covers any additional shares of our common stock that become issuable under any of the listed plans by reason of any stock dividend, stock split, recapitalization or other similar transaction effected without receipt of consideration that increases the number of our outstanding shares of common stock.

Exercise of Stock Options

On August 12, 2010 we issued a total of 65,000 common shares to two US employees in connection with the exercise of stock options at an exercise price of $0.15 per share.

Convertible Note

As disclosed in our Report on Form 8-K (as filed with the Securities and Exchange Commission on August 26, 2010), we entered into a securities purchase agreement (the “Agreement”), effective August 20, 2010, pursuant to which we agreed to sell to the lender a 10% Convertible Note (the “Note”) due July 30, 2011 with an aggregate original principal amount equal to $400,000, and a 3 year warrant (the “Warrant”) to purchase 333,333 warrant shares (the “Warrant Shares”) at an exercise price equal to $0.50 per Warrant Share for a period of three years. The Note entitles the Lender to convert, from time to time, all or any part of the outstanding principal, plus accrued but unpaid interest thereon, into shares of common stock of the Company (the “Note Shares”) at a conversion price equal to the lesser of (i) $0.50 and (ii) 80% of the average of the three lowest daily VWAPs (as defined in the Note) during the twenty (20) consecutive Trading Days (as defined in the Note) immediately preceding the applicable Conversion Date (as defined in the Note) on which the Lender elects to convert all or part of the Note. The issuance of the Note, the Note Shares, the Warrant and the Warrant Shares will be made pursuant to Section 4(2) and/or Rule 506 of Regulation D of the United States Securities Act of 1933 (“the Act”) and the Lender has represented to the Company that it is an “accredited investor” as such term is defined in Rule 501 of Regulation D of the Act.

Schedule 14A – Preferred Shares

The Board of Directors proposes to amend and restate the articles of incorporation of the Company to authorize 100,000,000 shares of preferred stock of the Company with a par value of $0.001, which may be divided into and issued is series, with such designations, rights, qualifications, preferences, limitations and terms as fixed and determined by the Board (the “Amendment and Restatement”). The Amendment and Restatement requires the approval by the vote of stockholders of the Company holding at least a majority of the voting power of the common stock of the Company. On August 31, 2010, the Company filed a preliminary Schedule 14A – Proxy Statement Pursuant to Section 14(a) of the Securities and Exchange Act of 1934 with the Securities and Exchange Commission.

ITEM 6.	EXHIBITS

Exhibit Number	Description

(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our registration statement on Form S-1/A filed on October 10, 2008)

3.2	Bylaws (incorporated by reference from our registration statement on Form S-1/A filed on October 10, 2008)

3.3	Amendment to Articles of Incorporation and Bylaws – 8 for 1 forward split (incorporated by reference from our Form 8-K filed on September 24, 2009)

(10)	Material Contracts

10.1	Form of Subscription Agreement used in a private placement offering that closed on July 25, 2007 between our company and 32 investors (incorporated by reference from our registration statement on Form S-1/A as filed with the Commission on October 10, 2008)

10.2	Share Exchange Agreement dated September 29, 2009 (incorporated by reference from our current report on Form 8-K as filed with the Commission on October 2, 2009)

10.3	Assumption Agreement dated September 29, 2009 (incorporated by reference from our current report on Form 8-K as filed with the Commission on October 2, 2009)

10.4	Return to Treasury Agreement dated October 28, 2009 between our company and Edward Dere (incorporated by reference from our current report on Form 8-K as filed with the Commission on November 9, 2009)

10.5	Share Purchase Agreement dated October 29, 2009 between our company and Slawek Kajko (incorporated by reference from our current report on Form 8-K as filed with the Commission on November 9, 2009)

10.6	Form of Stock Option Agreement (incorporated by reference from our current report on Form 8-K as filed with the Commission on November 9, 2009)

10.7	Form of Debt Conversion Subscription Agreement (incorporated by reference from our annual report on Form 10-K for the year ended August 31, 2009 as filed with the Commission on November 18, 2009). Form of Subscription Agreement for Non-US Persons (incorporated by reference from our current report on Form 8-K as filed with the Commission on January 11, 2010)

10.8	Form of Assumption Agreement (incorporated by reference from our current report on Form 8-K as filed with the Commission on January 11, 2010)

10.09	Form of Assumption Agreement (incorporated by reference from our current report on Form 8-K as filed with the Commission on February 24, 2010)

10.10	Form of Debt Conversion Agreement (incorporated by reference from our current report on Form 8-K as filed with the Commission on February 24, 2010)

10.11	Form of Subscription Agreement for Non-US Persons (incorporated by reference from our current report on Form 8-K as filed with the Commission on February 24, 2010)

10.12	Form of Subscription Agreement (incorporated by reference from our current report on Form 8-K as filed with the Commission on April 29, 2010)

10.13	$400K Convertible Note (incorporated by reference from our current report on Form 8-K as filed with the Commission on August 26, 2010)

(14)	Code of Ethics
14.1	Code of Ethics(incorporated by reference from our annual report on Form 10-K for the year ended August 31, 2009 as filed with the Commission on November 18, 2009)

(21)	Subsidiaries
21	Direct and Indirect Wholly-Owned Subsidiaries of Nexaira Wireless Inc.: Nexaira Wireless (BC) Ltd , a British Columbia company Nexaira, Inc., a California company

(31)	Certifications
31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer and Principal Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(99)	Additional Exhibits
99.1	Audit Committee Charter (incorporated by reference from our Annual Report on Form 10-K for the year ended August 31, 2009 as filed with the Commission on November 18, 2009)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXAIRA WIRELESS INC.

/s/ Mark Sampson

By: Mark Sampson
President, Chief Executive Officer and Director
(Principal Executive Officer)
Dated: September 13, 2010

/s/ Ralph Proceviat

By: Ralph Proceviat
Chief Financial Officer, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)
Dated: September 13, 2010