Form 10-K
period 2010-10-31
NEXAIRA WIRELESS INC.
filed 2011-01-31
CIK 1445625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2010

Or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to________________

Commission file number 000-53799

NEXAIRA WIRELESS INC.
(Exact name of registrant as specified in its charter)

Nevada	20-8748507
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1404 510 West Hastings Street Vancouver, B.C. Canada	V6B 1L8
(Address of principal executive offices)	(Postal Code)

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

Yes [   ]  No [   ]  (Not Applicable )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes [   ]  No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer (Do not check if a smaller reporting company)	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [   ]  No [X]

The aggregate market value of the voting common stock held by non-affiliates of the registrant, based on the closing price of the registrant’s common stock on April 30, 2010 being the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $33,693,349, as reported by the OTC Bulletin Board Monthly Trade and Quote Summary Report. For the purposes of this calculation, shares owned by officers and directors (and their affiliates) have been excluded. This exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant. The registrant does not have any non-voting stock issued or outstanding.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [   ]  No [   ]  (Not applicable)

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

72,268,522 shares of common stock as of January 28, 2011.

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

NEXAIRA WIRELESS INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED OCTOBER 31, 2010

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

As used in this annual report, the terms “we”, “us”, our and “Nexaira” mean Nexaira Wireless Inc., a Nevada corporation, and our subsidiaries, Nexaira Wireless (BC) Ltd., a British Columbia corporation, and Nexaira, Inc., a California corporation.

All dollar amounts refer to United States dollars unless otherwise indicated and all references to “common stock” refer to the common shares in our capital stock. Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

ITEM 1. BUSINESS.

About Nexaira

We develop and deliver third and fourth generation (3G/4G) wireless routing solutions that offer speed, reliability and security to carriers, mobile operators, service providers, value added resellers (VARS) and enterprise customers. Recognizing the need for competitively priced, high quality wireless broadband devices in 2008, we designed and developed customizable branded 3G/4G routing platforms for the business market. We believe our routing solutions are simple to install, yet provide the advanced management and business class features demanded by the most sophisticated users. We believe our wireless devices are ideal for secure high availability wireless applications acting as the primary router on wireless, digital subscriber lines (DSL), or cable networks or can be used to provide complete device and network redundancy in wide area network-failover/fail back applications.

When our company was formed in 2005, the key focus was to build an organization focused on wireless data communications technology and to develop key supplier and customer relationships. This close involvement with suppliers and customers allowed us to develop an innovative plan for the development and delivery of new products and services to satisfy customer needs and to realize the benefits of being in the forefront of an industry poised to grow exponentially over the coming years.

In 2008, management initiated the development of a new wireless routing platform and for the first time in our history we began writing our own proprietary firmware and software. We continued to deliver approximately $12 million in distribution revenue in 2008 but retooled our operations and processes to provide compelling 3G/4G wireless routing solutions that we believe are highly competitive in both function and price. Management anticipated the effect of exiting the non strategic low margin distribution business in 2009 and knowing the impact on revenues made appropriate adjustments in our cost structure relating to the legacy distribution business.

In March 2009, we announced the availability of our NexWare® i3 GUI™ (patent pending) graphical user interface firmware (i3 GUI) for our small office/home office (SOHO) and business class routers. We believe our i3 GUI quickly and effortlessly displays a comprehensive real time view of router status including auto-configuration results of internet wide area network (WAN) connections, which reduces customer support requirements and maintenance costs for service providers, carriers and managed virtual network operators.

During the current fiscal year we launched three new products: (i) our Business Class II high availability router (BCII); (ii) our High Availability network Adapter (HANATM); and (iii) our 3G/4G SOHO router. We believe that our patent pending i3 GUI makes routing platforms quick and easy to install providing the functionality, performance and ease of use expected in the market today. We believe our routing devices are ideal for high availability applications acting as the primary router to wireless, DSL, landline or cable networks, or can be used to provide complete device and network redundancy in wan-failover/ fail back applications. As a result, we believe that we have developed a highly robust and secure “adaptive wireless technology platform” that incorporates security functionality and management capability historically only found in wireline routing hardware which we believe is unique in the wireless industry.

We have what we believe to be, an exceptional team that has developed highly functional wireless firmware and software data technologies. The development staff has engineered a family of proprietary wireless 3G/4G routers that we believe will outperform the competition at a lower price while maintaining significant gross margins. In parallel with this product development we believe we have built an experienced management team and Board of Directors. Our sales and operations are headquartered in San Diego and our corporate office is in Vancouver, British Columbia.

Nexaira’s Business and Outlook

We believe our product line will enable our customers to expeditiously connect to and manage secure high speed data connections rivaling traditional landline connectivity, with unmatched functionality, speed and ease of use: at a lower cost. Our wireless broadband data solutions combine an intuitive user interface with advanced firmware and software which we believe will ensure users benefit from the industry’s most advanced features and functionality.

We believe our highly secure routing solutions are simple to install, yet provide the advanced business grade feature sets demanded by the most sophisticated users. Service providers have selected Nexaira’s broadband data solutions for their high availability WAN failover applications using the 3G cellular network to automatically “back up” or “stand in” when service from wireline networks is interrupted. As the marketplace continues to deploy our secure high availability wireless applications as primary access points, void of any wireline connection, we believe there is potential revenue and sales growth in this emerging market. Additionally, we believe that carriers and service providers can dramatically decrease their total cost of ownership (TCO), including management of their installed hardware base by using our advanced firmware which may extend the shelf life of their customer premise equipment while providing critical device updates through simple downloads. We enable our customers to bring customized wireless broadband solutions to market more quickly and cost effectively than traditional wireline offerings such as DSL, cable or T-1s.

Our hardware-agnostic broadband router firmware and intuitive user interface enables a non-technical user to quickly and effortlessly setup a network and establish a secure Internet connection.

In addition, the superior management tools and reliable operating design supports the needs of the largest customer networks that rival existing wireline deployments but have all the benefits of wireless.

Future Strategy. We intend to:

-	Continue to build on our Intellectual Property (IP) by designing and developing leading edge wireless routers including industry leading firmware and software (NexWareTM)
-	Price those solutions aggressively for rapid channel adoption
-	Deliver routing platforms with all the security and management features historically only found on wireline routers
-	Develop and deliver a suite of routing products through:
	-	Carriers
	-	Information Technology (IT) Resellers
	-	Wireless operators
	-	Indirect Distribution Channels
	-	Strategic Partnerships

Products and Services

Recognizing the need for competitively priced, high quality wireless broadband devices in 2008, we designed and developed customizable branded routing platforms to aggressively compete against both wireline and other wireless broadband data applications. By developing our own firmware and software, we have established our company as a progressive and innovative organization with the proven management capabilities to execute on an accelerated go-to-market strategy.

I3 GUI™ (patent pending)

In March 2009, we announced the availability of our i3 GUI for our SOHO and business class routers. Our i3 GUI displays a comprehensive real time view of router status including auto-configuration results of internet WAN connections, which reduces customer support requirements and maintenance costs for service providers, carriers and managed virtual network operators.

The i3 GUI gadgets on the desktop provide end-users with instant knowledge of their internet status and performance, which is aimed to improve the user experience while reducing service provider intervention and support costs. Some of the other valuable features we have identified include:

  Iconic images on the dashboard –to improves customer confidence, ease of use, retention and use of router tools.

  Intuitive structure with simple and logical menu flow to accelerate customer understanding of router functions and minimizes apprehension.

  Interactive and automated set-up wizard to display results of auto-configuration of 3G or 4G WAN connections and provides responsive functional tool tips, which minimizes user frustration and reduces product returns.

For managed service providers, the i3 GUI reduces customer support costs by eliminating the coordination with wireline technicians and shrinking installation time, thus enabling quicker service with less intrusion on business activity. Some of the other features of the i3 GUI we have identified include:

  The most advanced wireless features and performance in the industry such as auto-configuration and self- provisioning. Moreover, NexWare's proprietary tuning algorithm optimizes cellular bandwidth making it easy for end-users to take advantage of broadband speeds without delays, costs or complexities associated with wireline installs. Universal Plug in Play (UPnP) WAN automatically connects any 3G data card on any cellular network.

  Enterprise-grade networking management and security capabilities include auto-failover to a 3G wireless network to backup the primary wireline network. Virtual router redundancy protocol (VRRP) eliminates single point of failure by providing redundancy for the wireline network and router. Virtual private networks (VPN) with internet protocol security IPsec pass-through and termination protocols provide business class security. Wi-Fi scheduling and quality of service (QOS) provide the ability to segregate critical applications to ensure service quality.

  Revenue-generating carrier customization services such as special configuration, branding, quantities and fulfillment enable mobile virtual network operators, service providers and carriers to differentiate and extend their brands, increase sales and accelerate deployment of mobile and fixed data devices and applications.

We launched three new certified products during 2010: (i) the BCII; (ii) the HANATM , which we believe is one of the first of its kind in the industry; and (iii) the SOHO for small office/home office. We uniquely own and control all aspects of the processor, operating system and software and can consistently and rapidly develop features and functions required by our customers (speed to market).

BCII

The BCII includes security and network protocols for business customers who want to leverage the high availability aspects of the cellular networks for failover, primary access or remote/mobile locations but with the business class features traditionally found only on wireline products. The BCII extends enterprise or corporate networks over cellular broadband as well as supports traditional DSL, cable, T-1 or Ethernet, providing automatic failover with anti-flap and VRRP to ensure network stability. The BCII provides business class security supporting VPNs with IPSec termination allowing up to five simultaneous encrypted sessions.

The addition of faster 3G/4G networks and NexWareTM business class protocols enables customers with remote locations to use cellular data networks as their primary network connection, saving both time and money. The BCII connects seamlessly with HSPA, HSPA + networks for AT&T, Bell and Rogers, and EVDO revA networks for Sprint and Verizon. Our BCII with XtremeSpeed™ technology optimizes connections to the internet and corporate networks for maximum speed and performance, improving user experiences with business applications including email, interactive sessions and web access.

HANA™

Our HANA enables small and medium size business (SMB) access to the convenience and speed of cellular networks for both existing and new enterprise locations. It uniquely bundles all essential performance based cellular components including a directional antenna with-10dbi high gain (10x) for equipment rooms or noisy environments, a auto configurable cellular connection and management software - NexWareSM, and optional 3G/4G or dual mode modem for EVDO RevA, HSPA, HSPA+, WiMAX or LTE networks. All HANA products come in a ruggedized enclosure and are also available with NEMA certification.

Our HANA provides immediate access to any cellular network for complete diversity to wired network infrastructure; industry standard VPN IPSec to ensure data security; IP address pass through to wireline router; router hardware redundancy via VRRP (Virtual Redundancy Routing Protocol); XtremeSpeed WAN optimization ensuring the fastest wireless connection; Wi-Fi 802.11n 2x2 MIMO; statefull packet firewall technology; QOS for business applications as well as support for General Routing Encapsulation (GRE).

HANA improves speed, coverage and offers advanced security, redundancy and management protocols for business applications in a unique tamper proof enclosure. It has the ability to increase cellular coverage from IT closets by being placed in an optimum position for signal strength anywhere on the local area network (LAN) using power over the Ethernet (POE). In addition, HANA provides a secure and robust wireless connection acting as a primary network connection for companies with rural locations where wireline access is either unavailable or cost prohibitive.

SOHO

Our new 3G/4G SOHO router is designed for the small office/home office market. It is fast, secure, and provides instant Wi-Fi service to a home or office without the need to run data cabling or subscribe to a wireline service.

Our SOHO router offers automated set-up with the i3 GUI and desktop gadget; multiple user access to the Internet; 300 mbps speeds with 802.11n 2x2 MIMO Wi-Fi service; and faster 3G/4G connection than using a data card on a laptop computer. The SOHO router connects to HSPA and HSPA + networks from AT&T, Bell, Rogers, Telus and T-Mobile and EVDO RevA networks from Sprint and Verizon, as well 4G WiMAX from Clear. As a result, we believe that users will no longer be subjected to the limitations of installation times, service area coverage or repair time related to traditional wireline networks. Nexaira’s SOHO router is easy to install and does not require technical support. We believe that the NexConnect® SOHO router is ideal for SMB (small to medium size businesses) and SOHO users that want ease of use and auto-connect capability without the difficulty typically associated with router installation.

The BCII and SOHO routers, powered by a WiMAX device, will allow businesses to leverage increased speeds of up to 200% - 500% faster over EVDO revA networks depending on location. The ability to interface to both 3G and 4G networks is beneficial for businesses who want to use and deliver applications such as video conferencing, video surveillance, voice over IP, with advanced security, speed and functionality. Additionally we believe that when combined with the speed to market advantage of wireless and the ability to reduce the total cost of ownership – more carrier, service providers and enterprises will be going wireless.

We have spent approximately $2,500,000 over the last two fiscal years on research and development activities of which $1,043,009 has been capitalized as software development costs in accordance with ASC 985-20, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Software development costs are capitalized when technological feasibility and marketability of the related product has been established. Capitalized software costs are amortized on a product-by-product basis, beginning when the product is available for general release to customers.

Marketing and Sales Activities

We are seeing opportunities developing in multiple verticals across many market segments. The verticals listed below are where we are focusing our sales and marketing efforts and management is confident based on early adoption of our products that any one of these verticals could contribute significantly to our revenue plan, if not all. Sales activities are currently underway in each of the following, which we believe validates our strategy:

Business continuity – Existing wireline network customers of Tier One and Tier Two carriers want a 3G or 4G routing solution that ensures their services are not interrupted in the event of a device failure or failure of the wireline network which is a common occurrence today. In most cases alternative broadband services are not available and if so rarely in a diverse route. Wireless broadband provides a completely diverse route matching or exceeding wireline bandwidth throughput. Our software, NexWare, provides business class reliability based on industry standard protocols and processes used for years in sophisticated wireline networking equipment. NexWare’s use of these protocols allows it to work with existing wireline equipment to provide network availability previously only supported by routers many times its price. We are actively engaged with multiple managed service and value added service providers developing high availability and business continuity Services no longer able to be met with an antiquated dial backup solution.

Wire line device replacement or CPE (Customer Premise Equipment) - We believe we can compete with traditional landline routing products by offering higher function and lower cost than what managed service providers (MSPs) have available to choose from today by offering the unique capability of a seamless failover to wireless should the wire line connection or device become unavailable.

Small Medium Sized Enterprises (SMBs) – With over 27 million SMBs in the US alone, this vertical is made up of quick service retail (QSR) and small businesses needing quick and simple installations and reliability offered by the combination of Nexaira routing solutions and high speed wireless networks. Small business owners have neither the time nor the patience to wait for scheduled installation, which traditionally could take several weeks. In addition the reduced cost and improved performance of HSPA and HSPA+ WiMAX and LTE networks we believe we will offer this segment an alternative to wireline.

Last Mile Solution Due to Lack of Existing Facilities - There are many areas in the United States and around the world, where copper, DSL or cable has not been installed. We believe the opportunity exists to supply wireless broadband services in this niche market. With the advent of LTE from companies like Verizon we have realistically seen download speeds up to 22mbps with upload speeds up to 10 mbps, up to ten times faster than existing DSL services. How long will wireline even last with these ultra-high speed wireless networks?

Emerging and Developing Markets – Emerging markets in Brazil, Russia, India, and China, Latin America, Mid Eastern and African countries are growing faster than in developed countries and have taken the approach that wireline solutions are no longer the optimal cost effective or timely choice. Management believes many countries will, if they have not already, stop building copper or even fibre networks in metropolitan areas, instead electing to use wireless networks for their Internet and data access needs.

Competition

Current industry research indicates that wireless data service providers have reached a cost of service inflection point with wireline data service providers.

The competition is divided into two distinct categories:

-	Legacy wireline providers who:
	-	treat wireless as a consumer routing application;
	-	use Cisco and Juniper type devices that can cost in excess of $1,000 per unit; and
	-	have limited cellular modem support or controlled modem distribution and pricing.
-	Wireless device manufacturers targeting consumers that do not provide business class solutions including:
	-	reliability and high availability protocols;
	-	security and access protocols; and
	-	remote management.

Technology

Through the investment in research and development activities, our company has developed a line of routing solutions under the NexWare® trademark which have two targeted markets:

Business Market

Provides business-grade network reliability and security for wireless routers, including:

-	business continuity via cellular 3G/4G backup to wireline service;
-	business class security protocols to support confidential data;
-	a suite of QOS options to support business performance; and
-	Small Business Call Management supporting voice services over 3G/4G technologies.

Provides business-grade networking speeds with cellular WAN algorithms and high gain antennas and wireless routers, including:

-	XtremeSpeed, providing fastest 3G Performance required for business applications;
-	High Gain Directional Antennas, providing improved performance from:
	-	Increasing signal gain 10 times;
	-	Decreasing noise 10 times; and
	-	Increases connection reliability.

Consumer Market

NexWare’s ease of use connection manager:

-	provides auto-configuration to any modem card on any network; and
-	reduces the number of returns and support calls.

NexWare i3Graphical User Interface and Desktop Gadgets:

-	provides ease of use and higher customer product acceptance,
-	enables end-users to do self-installations, and
-	improves customer satisfaction.

Intellectual Property

We have filed trademark applications and secured trademark registrations in Canada and the United States for various aspects of our product portfolio, including:

NexWareTM for use in association with our computer firmware that provides auto-configuration for cellular wireless devices including routers, modules and modems;

NexWaveTM for use in association with our high gain cellular antenna product;

NexConnect® for use in association with our family of computer networking hardware products;

NexRFID™ for use in association with our Radio Frequency Identification (RFID) credentialing devices and related services;

XtremeSpeed® for use in association with communication software and NexWareTM wireless algorithm optimization;

i3 GUITM our NexWareTM Iconic Graphical User Interface, for use in association with communication software for providing Internet access;

HANATM for use in association with our family of high availability network adapters;

Nexaira ®; and
Nexaira Wireless™.

We have patents pending related to our i3 GUI™ technology, and are in the process of evaluating the efficacy of filing for patent protection on other intellectual property.

Employees

Our operations are headquartered in San Diego, California and our corporate office is in Vancouver, British Columbia. We have twenty-three employees, including consultants.

Corporate History

We were incorporated in the State of Nevada on March 19, 2007. On June 1, 2007, we entered into a share purchase agreement whereby we acquired all of the issued and outstanding shares of Westside Publishing Ltd. We divested Westside Publishing Ltd. effective October 28, 2009 as consideration for the cancellation of 40.8 million shares of our restricted common stock. Also on October 30, 2009, 20 million restricted common shares held by a former officer and director were surrendered for cancellation under a return to treasury order.

On September 29, 2009, we completed the acquisition of Nexaira Wireless (BC) Ltd., its California subsidiary and its security holders, whereby we agreed to acquire all of the issued and outstanding common shares in the capital of Nexaira in consideration for the issuance of 15,489,262 restricted common shares on the basis of 1.75 shares of our common stock for every one Nexaira share.

Effective October 26, 2009, we changed our name from “Technology Publishing, Inc.” to “Nexaira Wireless Inc.” The name change became effective with the Over-the-Counter Bulletin Board at the opening for trading on November 2, 2009 under the new stock symbol “NXWI”.

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

Our directors and officers, in the aggregate, beneficially own 30.87% of the 72,268,522 issued and outstanding shares of our common stock as of the date of this Report. As a result, they have the ability to influence matters affecting our stockholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our officers and directors control such shares, investors will find it difficult to replace our management if they disagree with the way our business is being operated. Because the influence by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

Our monthly, quarterly and annual financial results will be subject to fluctuations that could affect the market price of our common shares.

Our revenue, gross margin, operating earnings and net earnings may vary from month to month and quarter to quarter and could be significantly impacted by a number of factors, including:

-	Possible delays or shortages in manufactured components;
-	Price and product competition, which may result in lower selling prices for some of our products or lost market share;
-	Transition periods associated with the migration of new technologies;
-	The development and timing of the introduction of our new products;
-	The securing of channel slots for new products and the timing of sales orders and OEM and carrier customer sell through;
-	Product mix of our sales as our products have different gross margins;
-	The amount of inventory held by our channel partners;
-	Possible cyclical fluctuations related to the evolution of wireless technologies;
-	Possible delays in the manufacture or shipment of current or new products;
-	Possible product quality that may increase our cost of goods sold;
-	Possible increased inventory levels;
-	Concentration in our customer base; and
-	The achievement of milestones related to signing new customers.

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

These risks include, among other things:

-	Exposure to unknown liabilities of acquired companies, including unknown litigation related to acts or omissions of our acquired company and/or its directors and officers prior to the acquisition;
-	Higher than anticipated acquisition and integration costs and expenses;
-	Effects of costs and expenses of acquiring and integrating new businesses on our operating results and financial condition;
-	The difficulty and expense of integrating the operations and personnel of the companies;
-	Disruption of our ongoing business;
-	Diversion of management's time and attention away from our remaining business during the integration process;
-	Failure to maximize our financial and strategic position by the successful incorporation of acquired technology;
-	The inability to implement uniform standards, controls, procedures and policies;
-	The loss of key employees and customers as a result of changes in management; and
-	The incurrence of amortization expenses.

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

We sell our products through carriers, mobile operators, service providers, VARS and enterprise customers. We are dependent on a limited number of customers for a significant portion of our revenues. Most of these customers also sell products of our competitors. Accordingly, our business and future success depends on our ability to maintain and build on existing relationships and develop new relationships. If any of these customers, for any reason, discontinues their relationship with us or reduces or postpones current or expected purchase orders for products, or suffers from business failure, our revenues and profitability could decline, perhaps materially. We expect that a limited number of customers will account for a significant portion of our revenues for the foreseeable future. In addition, our current customers purchase our products under purchase orders. Our customers have no contractual obligation to continue to purchase our products following our fulfillment of current purchase orders and if they do not continue to make purchases, our revenue and our profitability could decline, perhaps materially.

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

We have incurred losses from operations in 2010 and 2009 as a result of restructuring our business and selling off low margin end of life products associated with the distribution business and we believe that we will continue to incur losses throughout fiscal year ending October 31, 2011 until such time we have the necessary funds to attract and hire additional sales, marketing, and support personnel required to reach our monthly breakeven sales targets.

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

We are authorized to issue up to 600,000,000 shares of common stock. As of January 28, 2011 there were 72,268,522 shares of our common stock issued and outstanding. Our board of directors has the authority to cause our company to issue additional shares of common stock without the consent of any of our stockholders. Consequently, our stockholders may experience dilution in their ownership of our company in the future.

Because we can issue up to 100,000,000 shares of preferred stock, preferred shareholders will have preference over our common stockholder.

On October 5, 2010 we filed a Certificate of Amendment to our Articles with the Secretary of State of Nevada creating 100,000,000 preferred shares with a par value of $0.001 per share. Our board of directors is authorized to prescribe the series and the number of the shares of each series of preferred stock and the voting powers, designations, preferences, limitations, restrictions and relative rights of the shares of each series of preferred stock. Consequently, preferred shareholders may be entitled to a higher claim on the assets and earnings than holder of our common stock. No preferred shares have been issued as of the date of this Report

Our stock is a penny stock. Trading of our stock may be restricted by the Securities and Exchange Commission’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

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

Executive, Head Office and Operations

Our corporate office is located at 1404 510 West Hastings Street, Vancouver, B.C. Canada V6B 1L8. Our operations are located at 6650 Lusk Blvd Suite B20, San Diego California 92121. This facility functions as our main operating facility. We believe our current premises are adequate for our operations today but will limit our ability to grow. As a result we are looking to add incremental space as required without increasing our costs significantly.

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

Market for Securities

Our common shares are quoted on the OTC Bulletin Board under the trading symbol “NXWI.OB”. Our shares have been quoted on the OTC Bulletin Board since November 2, 2009. No trades in our common stock were affected on the OTC Bulletin Board until January 6, 2010*.

The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock was compiled from information obtained from the OTC Bulletin Board system. These prices are based on quotations between dealers, which do not reflect retail mark-up, markdown or commissions, and do not necessarily represent actual transactions.

	High ($)	Low ($)
2010
First quarter (January 6 to January 29, 2010 only)	.71	.30
Second quarter	1.14	.30
Third quarter	1.02	.29
Fourth quarter	.40	.105

Number of Stockholders of Record

Common Shares

Authorized: 600,000,000 at $0.001 par value. As of January 28, 2011, 72,268,522 shares of our common stock were issued and outstanding. As October 31, 2010 there were 39 registered shareholders of our common stock, holding a total of 59,308,785 shares. Because many of the shares of our common stock are held by CEDE & Co. on behalf of brokers and other institutions, we are unable to estimate the total number of stockholders represented by these record holders. As of October 31, 2010 CEDE & Co. was holding 25,278,700 shares of our common stock.

Preferred Shares

Authorized: 100,000,000 at $0.001 par value. As of January 28, 2011, no preferred shares have been issued.

Our transfer agent and registrar of our common stock (and preferred, if and when issued) is Empire Stock Transfer Inc., located at 1859 Whitney Mesa Dr., Henderson, NV 89014; telephone: 702 818-5898; fax: 702 974-1444.

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

Moreover, should any preferred stock be issued it may contain restrictions on our ability to declare and pay dividends on our common stock. We plan to retain all earnings, if any, for the foreseeable future for use in the operation of our business and to fund future growth

Annual Meeting of Stockholders

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

Purchases of Equity Securities by Our Company and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended October 31, 2010.

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

•
Caution concerning forward-looking statements. This section discusses how forward-looking statements made by us in the MD&A and elsewhere in this report are based on management’s present expectations about future events and are inherently susceptible to uncertainty and changes in circumstances.

•	Company Overview. This section provides an introductory overview and context for the discussion and analysis that follows in the MD&A.
•
Results of operations. This section provides an analysis of our results of operations for the twelve months ended October 31 2010 and 2009. A brief description is provided of transactions and events that impact the comparability of the results being analyzed.

•
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

•	Financial condition and liquidity. This section provides an analysis of our cash position and cash flows, as well as a discussion of our financing arrangements and financial commitments.
•
Critical accounting policies. This section discusses those accounting policies that are both considered important to our financial condition and operating results and require significant judgment and estimates on the part of management in their application.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

The MD&A should be read in conjunction with the consolidated financial statements and notes thereto included in this report. This discussion contains forward-looking statements. These forward-looking statements are made as of the date of this report. Any statement that refers to an expectation, projection or other characterization of future events or circumstances, including the underlying assumptions, is a forward-looking statement. We use certain words and their derivatives such as “anticipate”, “believe”, “plan”, “expect”, “estimate”, “predict”, “intend”, “may”, “will”, “should”, “could”, “future”, “potential”, and similar expressions in many of the forward-looking statements. The forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and other assumptions made by us. These statements and the expectations, estimates, projections, beliefs and other assumptions on which they are based are subject to many risks and uncertainties and are inherently subject to change. We describe many of the risks and uncertainties that we face in “Risk Factors” in Item 1A and elsewhere in this report. Our actual results and actual events could differ materially from those anticipated in any forward-looking statement. Readers should not place undue reliance on any forward-looking statement.

Our audited consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Company Overview

We were incorporated in the State of Nevada on March 19, 2007 under the name of Technology Publishing, Inc. On October 26, 2009, we completed a merger with our subsidiary, Nexaira Wireless Inc., a Nevada corporation which was incorporated solely to effect a change in our name to better reflect the nature of our business. As a result, we have changed our name from “Technology Publishing, Inc.” to “Nexaira Wireless Inc.” The name change became effective with the Over-the-Counter Bulletin Board at the opening for trading on November 2, 2009 under the new stock symbol “NXWI”.

We develop and deliver 3G/4G) wireless routing solutions that offer speed, reliability and security to carriers, mobile operators, service providers, VARS and enterprise customers. Recognizing the need for competitively priced, high quality wireless broadband devices in 2008, we designed and developed customizable branded 3G/4G routing platforms for the business market. Our routing solutions are simple to install, yet provide the advanced management and business class features demanded by the most sophisticated users. We believe our wireless devices are ideal for secure high availability wireless applications acting as the primary router on wireless, DSL, or cable networks or can be used to provide complete device and network redundancy in wide area network-failover/fail back applications.

Management’s Plan of Operations

2010 was a year of change for us. Shifting from being a reseller of data cards for the wireless industry we launched our first proprietary wireless routers in May of 2010 that interface easily with the 4G LTE wireless networks of Verizon, Sprint and AT&T as well as HSPA+ networks of Bell, Rogers and Telus. We re-aligned our operations as we exited from marginally profitable product lines and focused on developing our procurement and supply systems to support rapid sales growth of our new products. During this time we were successful in raising enough working capital from investors to sustain operations and position us for growth in our emerging business. With a focus on designing, developing and distributing our own products –specifically 3G/ 4G wireless routing solutions which include firmware and software developed in house, we began selling our products to VARs, carriers and disribution partners in June of 2010. After 18 months of testing, field trials, customer driven enhancements and modifications, we not only understand the customer requirements and the market verticals but have better control on the business and the challenges facing it. Being less dependent on the commodity based distribution business, we have now commercialized our proprietary routing solutions in an attempt to increase and broaden our revenue streams and gross margins. Our planned revenue growth and return to profitability is expected to come as a result of the introduction of our (1) innovative proprietary technology, (2) the launch of our new suite of products catering to the growing 3G/4G wireless business segment and (3) an experienced sales and operations team focused on the wireless marketplace. This, of course, is dependent on our ability to raise new capital.

With our base of current customers and a diversified expanding market, we believe our new suite of products will create onetime and recurring revenue, potentially yielding higher gross profit margins as compared to the legacy distribution business.

Notwithstanding the historical operating results management believes that the true value of our Company rests in the changes and progress made to enter the wireless routing segment with our own products. With the introductions of our new routing solutions, management intends to leverage our existing loyal customer base, enhance our fulfillment expertise to provide unique packaging and delivery of our user friendly graphical user interface, the i3 GUI. We intend to develop new markets, add new customers, strengthen our business relationships with strategic vendors and continue to be innovative in developing software and firmware to meet our customers’ needs. We also intend to continue to strengthen our management and board of directors by attracting seasoned executives with sales, marketing, finance and technical expertise from the wireless and wireline industries.

Looking forward for the next 12 months, we believe that we have established a strong foundation of IP, industry relationships, quality assurance methodologies and proprietary enabling technology, NexWareSM, which can be readily adapted to meet the needs of specific partners and markets. Our objectives over the next 12 months are to continue to build value inside the business and move our company to a more profitable stage of growth. To support this growth, we are seeking an investment of $3-5 million to drive our new business model, launch our new products, meet our customers’ needs and increase shareholder value. We have signed an agreement with Reedland Capital to assist us in raising the necessary capital.

This planned capital raise in US Dollars will add to the $7.2 million of equity invested to date and the $1.7 million of short term borrowings, which has allowed us to successfully restructure, re-focus our company and establish ourselves as a software company. The proceeds will be used to launch the sales and marketing campaign and allow management to achieve profitability from operations and which we believe will increase shareholder value. The funds will also be used for general working capital.

Year Ended October 31, 2010 Compared to Year Ended October 31, 2009

Total revenues for the year ended October 31, 2010 amounted to $1,744,796 compared to $5,643,840 for the same period in 2009. The decrease in revenues for the twelve months compared to the twelve month period in 2009 was primarily attributable to our strategy of exiting the low margin distribution business and focusing our resources on completing the development, certification (in May and June 2010), packaging and commercialization of our initial suite of routing products and solutions. From a business environment perspective, the capital markets continue to lag making it challenging to secure the required capital to aggressively launch and market our products. With 2010 being another year of one of the worst economic downturns in recent history, the tightening of supplier credit, eroding product gross margins from the sale of end of life products, increased competition from other distributors added by manufacturers, a decrease in product demand for the data card and modem part of the distribution business and the disruption in the supply of data cards from one of our suppliers, has led to lower revenues for the year. Gross profit for the year ended October 31, 2010 amounted to $221,456 or 13% of total revenues. This compares to gross profit of $1,035,738 or 18% of total revenues for the twelve months ended October 31, 2009. The decrease in gross margin for the twelve months ended October 31, 2010 is primarily due to our sell off of “end of life” inventory at reduced sales price. In addition, the Company provided for an additional $125,993 for obsolescence provision related to slow moving inventory identified as of October 31, 2010.

Total operating expenses amounted to $4,525,323 for the twelve months ended October 31, 2010 compared to $4,079,224 for the same period in 2009. This $446,099 increase primarily relates to increase in research and development expense in connection with the Company’s proprietary router technology that did not meet the criteria for capitalization under ASC 985-20.

Interest and other expense increased $28,179 to $358,950 for the twelve months ending October 31, 2010 compared to $330,771 as of October 31, 2009 as a result in increased cost of borrowings, primarily in connection with the Convertible Note Payable agreement entered into on August 20, 2010, for which it was determined to contain an embedded derivative. Using the Monte Carlo Valuation Model, the fair value of the embedded derivative was determined to be $121,249. The Company’s stock price on August 20, 2010 was $0.33, risk-free discount rate of 3.38% and volatility of 140% was used to obtain fair value as of August 20, 2010.

The Company also issued freestanding detachable warrants in connection with the issuance of the debt instrument that are not considered to be derivative instruments. Under the Black-Scholes model, the Company determined the fair value of the warrants is $49,458, which is recorded as debt discount and to be accreted to interest expense over twelve months to July 31, 2011. Total accretion of debt discount in connection with the embedded derivative and warrants as of October 31, 2010 was $58,732. See Note 10 – Convertible Note Payable in the attached audited consolidated financial statements.

The increase in other interest expense from the Convertible Note Payable was offset by reduced costs of borrowings related to the convertible debenture with related parties. On November 10, 2009, $1,600,000 in convertible debt held by various lenders was converted into 19,250,000 restricted shares of the Company’s common stock at a conversion price of $0.083117 per share in connection with the Share Exchange Agreement effective September 29, 2009. On February 23, 2010, the lender converted the remaining $350,000 of convertible debt into 700,000 units at $0.50 per unit.

The loss from operations amounted to $4,303,867 for the year ended October 31, 2010 compared to a loss of $3,043,486 for same period in 2009. The increase is due to lower sales and increased costs as noted above. Net loss after interest and income taxes amounted to $4,664,762 for the year ended October 31, 2010, an increase of $1,291,127 from $3,373,635 over the same period in 2009. With the sales of our new line of routers expected to gain traction in fiscal 2011 and a continued demand and supply of broadband data cards, it is anticipated that our company’s losses will decrease year over year, commencing the second quarter of FY 2011.

Outstanding Share Data

Common Shares

Total authorized share capital: 600,000,000 common shares @ U.S. $0.001 par value

COMMON SHARES
Total issued and outstanding as of October 31, 2009	36,329,262
Common shares issued in connection with conversion of $1,600,000 convertible debenture on November 10, 2009	19,250,000
Common shares issued in connection with $375,000 private placement and conversion of $502,262 debt on January 6, 2010	1,754,523
Common shares issued in connection with $350,000 private placement and conversion of $350,000 convertible debenture on February 23, 2010	1,400,000
Common shares issued in connection with $575,000 private placement on April 29, 2010	575,000
Common shares issued on May 26, 2010 in connection with consulting agreement	16,666
Common shares issued on May 26, 2010 in connection with consulting agreement	100,000
Common shares issued on May 26, 2010 in connection with $21,487 debt conversion	94,001
Common shares issued on June 17, 2010 in connection with consulting agreement	16,666
Common shares issued on July 30, 2010 in connection with consulting agreement	33,332
Common shares issued on August 12, 2010 in connection with exercise of stock options	65,000
Common shares issued on September 22, 2010 in connection with consulting agreement	16,666
Common shares issued on September 27, 2010 in connection with exercise of stock options	160,000

Total issued and outstanding as of October 31, 2010	59,811,116

Common shares issued in connection with $860,000 private placement on December 17, 2010	8,600,000
Common shares issued in connection with conversion of $150,000 debt on January 13, 2011	1,500,000
Common shares issued in connection with conversion of $471,481 debt on January 13, 2011	2,357,406

Total issued and outstanding as of January 28, 2011	72,268,522

COMMON SHARE PURCHASE WARRANTS
Granted October 26, 2009: Exercisable at $0.10 Expiry: June 29, 2011	875,000
Granted October 26, 2009: Exercisable at $0.20 Expiry: January 15, 2013	700,000
Granted October 26, 2009: Exercisable at $0.20 Expiry: September 30, 2011	1,312,500

Granted January 6, 2010: Exercisable at $1.00 Expiry: January 6, 2012	1,754,523
Granted February 23, 2010: Exercisable at $1.00 Expiry: February 23, 2012	1,400,000
Granted April 29, 2010: Exercisable at $1.50 Expiry: April 29, 2012	575,000
Granted August 20, 2010: Exercisable at $0.50 Expiry: August 20, 2013	333,333
Granted December 17, 2010: Exercisable at $0.28 Expiry: December 17, 2013	1,400,000
Granted January 14, 2011: Exercisable at $0.20 Expiry: January 15, 2013	1,129,034

Total outstanding common share purchase warrants as of January 28, 2011	9,479,390

EMPLOYEE STOCK OPTION PLAN
Total Options available for grant under our company’s Stock Option Plan: 15,000,000
Granted October 5, 2009: 8,400,000 Exercisable at $0.15 Expiry: July 17, 2013	8,400,000
Granted March 22, 2010: 2,012,500 Exercisable at $0.31 Expiry: March 22, 2015	2,012,500
Granted May 17, 2010: 437,500 Exercisable at $0.425 Expiry: May 17, 2015	437,500
Exercised on August 12, 2010 at $0.15	(65,000)
Exercised on September 27, 2010 at $0.15	(160,000)
Cancelled during current fiscal year: Exercisable at $0.15	(518,750)
Cancelled subsequent to the year end: Exercisable at $0.15	(116,667)
Total outstanding stock options as of January 28, 2011	9,989,583

On November 10, 2009, $1,600,000 in debt held by various lenders was converted into 19,250,000 restricted shares of our common stock at a conversion price of $0.083117 per share in connection with the Share Exchange Agreement effective September 29, 2009. The Conversion price was determined based on the average conversion price of the Amendment 4 revision price of every $0.20 for the Pre-March advances and $0.10 conversion price for the March advance, or $0.15, and 11,000,000 shares based on total debt of $1,600,000 converted. See Note 7 – Bridge Credit Facility and Convertible Debenture. We issued the units to non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended (the “Act”).

On January 6, 2010, we closed a non-brokered private placement of 1,754,524 units at US$0.50 per unit for cash proceeds of US$375,000 and in settlement of debt totaling US$502,262 which we assumed from our wholly-owned subsidiary, Nexaira, Inc., effective January 6, 2010. Each unit is comprised of one common share and one common share purchase warrant. Each non-transferable warrant entitles the holder to purchase one additional share of common stock of our company at a price of $1.00 per share until January 6, 2012. The units were issued pursuant to private placement subscription agreements and debt conversion agreements, as applicable, each dated January 6, 2010. We issued the units to 10 non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended (the “Act”).

On February 23, 2010, we closed a non-brokered private placement of 1,400,000 units at US$0.50 per unit for cash proceeds of US$350,000 and in settlement of debt totaling US$350,000 which we assumed from our wholly-owned subsidiary, Nexaira Inc., effective February 23, 2010. Each unit is comprised of one common share and one common share purchase warrant. Each non-transferable warrant entitles the holder to purchase one additional share of common stock of our company at a price of $1.00 per share until February 23, 2012. The units were issued pursuant to private placement subscription agreements and a debt conversion agreements as applicable, each dated February 23, 2010. We issued the units to 3 non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended (the “Act”).

On April 29, 2010, we closed a 575,000 unit non-brokered private placement at a price of US $1.00 per unit for gross proceeds of US$575,000. Each unit is comprised of one common share and one common share purchase warrant. Each non-transferable warrant entitles the holder to purchase one additional share of common stock of our company at a price of $1.50 per share for two years from closing. We issued the units to non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933, as amended (the “Securities Act”)) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act.

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

On March 17, 2010, we entered into a fixed fee consulting agreement with a consultant to assist us in our private placement efforts. The agreement calls for payment of fixed fee totaling $85,000 over four months to be paid by the issuance of 200,000 restricted shares of our common stock as total consideration. The agreement is cancelable with 30 days notice. For the year ended October 31, 2010, we expensed $50,000 in connection with the fair value of the services performed, which is included in selling, general and administrative expense for the twelve months ended October 31, 2010. We expect to expense the fair value of the services at the end of each milestone service period performed based on the total agreed upon contract price under the agreement through July 17, 2010. On May 26, 2010, we issued 100,000 shares for the first two installments in connection with services performed for the period March 18, 2010 through May 18, 2010. Effective May 31, 2010 the agreement was cancelled.

On March 22, 2010, we also entered into a fixed fee consulting agreement with a consultant to provide investor relations services and assist in our private placement efforts. Effective, April 1, 2010, the agreement calls for payment of a fixed fee totaling $61,200 over 12-month period to be paid by the issuance of 200,000 restricted shares of our common stock as total consideration. The agreement is cancelable with 30 days notice. As of October 31, 2010, we expensed $36,000 in connection with the fair value of the services performed as of that date, which is included in selling, general and administrative expense for the year ended October 31, 2010. We expect to expense the fair value of the services at the end of each milestone service period performed based on the total agreed upon contract price under the agreement. The shares are to be issued in increments of 16,666 shares every 30 days following the effective date. We have issued 83,330 shares in connection with services performed from April 1 through October 31, 2010.

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

As disclosed in our Report on Form 8-K (as filed with the Securities and Exchange Commission on August 26, 2010), we entered into a securities purchase agreement, effective August 20, 2010, pursuant to which we agreed to sell to a lender a 10% Convertible Note (the “Note”) due July 30, 2011 with an aggregate original principal amount equal to $400,000, and a 3 year warrant (the “Warrant”) to purchase 333,333 warrant shares (the “Warrant Shares”) at an exercise price equal to $0.50 per Warrant Share for a period of three years. The Note entitles the lender to convert, at anytime subsequent to February 20, 2011 through maturity, all or any part of the outstanding principal, plus accrued but unpaid interest thereon, into shares of our common stock (the “Note Shares”) at a conversion price equal to the lesser of (i) $0.50 and (ii) 80% of the average of the three lowest daily VWAPs (as defined in the Note) during the twenty (20) consecutive Trading Days (as defined in the Note) immediately preceding the applicable Conversion Date (as defined in the Note) on which the lender elects to convert all or part of the Note. The issuance of the Note, the Note Shares, the Warrant and the Warrant Shares were and/or will be made pursuant to Section 4(2) and/or Rule 506 of Regulation D of the Securities Act and the lender has represented to us that it is an “accredited investor” as such term is defined in Rule 501 of Regulation D of the Securities Act.

On September 27, 2010, we issued a total of 160,000 common shares to a US employee in connection with the exercise of stock options at an exercise price of $0.15 per share.

On December 17, 2010, we closed a private placement of 8,600,000 shares of common stock at a purchase price of $0.10 per share for aggregate proceeds to our company of $860,000. We issued 3,000,000 shares to two non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended (the “Act”) and 5,600,000 shares to nine U.S. persons pursuant to Rule 506 of Regulation D and/or Section 4(2). Additionally, 1,400,000 warrants were issued as a placement fee and for ongoing investment banking and other financial advisory services to three U.S. persons pursuant to Rule 506 of Regulation D and/or Section 4(2). The warrants are exercisable at a strike price equal to US$0.28 per share until November 18, 2013.

On November 7, 2010, 1,129,034 stock options granted to a lender expired. On January 15, 2011, in consideration and acknowledgement of the Lender’s continued support, specifically in (a) not calling the loan; (b) agreeing to convert the principal amount of $1,950,000 debt into shares of our company; (c) agreeing to defer interest payments on said demand loans as well as the amount remaining after the debt conversions; and (d) providing additional funding by way of current outstanding promissory note loans, which at October 31, 2010 aggregate to $412,000, we granted 1,129,034 warrants at an exercise price of US $0.20 per share exercisable at any time until January 15, 2013.

On January 13, 2011, we entered into a Debt Settlement and Subscription Agreement with Novatel Wireless, Inc. whereby we issued 1,500,000 common shares at a deemed price of $0.10 per share in settlement of $150,000 in outstanding account payable and 2,357,406 common shares at a deemed price of $0.20 per share in settlement of $471,481 for the remainder of the outstanding account payable.

On January 14, 2011, we agreed to extend the expiry date from January 15, 2011 to January 15, 2013 on 700,000 warrants exercisable at $0.20 per share granted to two lenders on October 26, 2009.

Preferred Shares

After receiving shareholder approval in connection with its proxy statement filed September 14, 2010 with the Securities Exchange Commission, on October 5, 2010 we filed a Certificate of Amendment with the Secretary of State of Nevada creating 100,000,000 preferred shares with a par value of $0.001 per share. Our board of directors is authorized to prescribe the series and the number of the shares of each series of preferred stock and the voting powers, designations, preferences, limitations, restrictions and relative rights of the shares of each series of preferred stock. No preferred shares have been issued as of the date of this Report.

Liquidity and Financial Condition

Working Capital

	At October 31,
	2010	2009
Current assets	$565,074	$1,332,777
Current liabilities	4,726,657	5,046,387
Working capital (deficiency)	$(4,161,583)	$(3,713,610)

Our cash on hand as at October 31, 2010 was $107,727. As at October 31, 2010, we had working capital deficiency of $4,161,583. Included in current liabilities at October 31, 2009 is a convertible debenture in the amount of $1,950,000 of which $1,600,000 and $350,000 was converted into equity on November 10, 2009 and February 23, 2010, respectively. At October 31, 2010, current liabilities include short-term promissory notes payable to unrelated and related parties of $950,000 and $412,000, respectively. On January 6, 2010, promissory notes payable and accrued interest thereon, issued to unrelated and related parties totaling $289,844 and $211,413, respectively were converted to equity. On August 20, 2010, we entered into a Convertible Note Payable agreement for net proceeds received totaling $391,500. We have incurred monthly operating losses since 2008, and this is likely to continue for the first 2-3 quarters of the year ending October 31, 2011. As disclosed in Note 18 of the Consolidated Financial Statements contained in this annual report, we were successful in closing a private placement on December 17, 2010 in the amount of $860,000 and settling a vendor account payable on January 13, 2011 in the amount of $621,481 by issuing shares of our common stock.

We anticipate that our cash on hand and the revenue we anticipate generating from product sales will not be sufficient to satisfy all of our cash requirements for the next twelve month period. We plan to raise additional capital primarily through the equity financing and further borrowings from our current shareholders and directors if this type of funding continues to be available. We will continue to seek additional funds from our current shareholders and directors to fund our day to day operations until equity financing can be pursued but we have no guarantee that our current shareholders and directors will continue to fund our day to day operations.

We have been focused on changing our business model to include the development and sale of our own line of wireless routers and software to compliment the distribution side of our business. During this period we have experienced a decline in revenues resulting in negative cash flow from operations. We have a total shareholders’ deficit of $2,937,951. As discussed in Note 1 of the Notes to the Consolidated Financial Statements, we have incurred losses from operations and have negative cash flow from operations, a working capital and a net capital deficit that raise substantial doubt about our ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 of the Notes to the Consolidated Financial Statements. The Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty. Our ability to continue as a going concern depends on our success in generating increased revenues and earnings in the immediate and foreseeable future with the introduction of our new line of hardware and software router products and solutions. Furthermore, the continuation of our company as a going concern is dependent upon the continued financial support from our shareholders and lenders and our ability to obtain necessary equity financing to continue operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Future Fundraising

Fundraising will be one of our primary objectives over the next 12 months. We anticipate our cash requirements for the next 12 months to carry out our business plan will be $3 million. We do not anticipate generating positive internal operating cash flow until we can generate substantial revenues from the commercial sale of our new line of hardware and software router products and solutions. We intend to raise $3 to $5 million of our cash requirements through bridge and equity financings by March 2011.

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

Application of Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to inventory valuation and warranty liabilities, which affect our cost of sales and gross margin; the valuation of intangibles, including software development costs, and patents and trademarks, which could in the future affect our impairment charges to write down the carrying value of intangibles and the amount of related periodic amortization expense recorded for definite-lived intangibles; the fair value of derivative liability, which could affect our interest and other income should we determine there is a change in fair value; and the valuation of deferred income taxes, which affects our income tax expense (benefit). We also have other key accounting policies, such as our policies for stock-based compensation and revenue recognition, including the deferral of a portion of revenues on sales to distributors. The methods, estimates and judgments we use in applying these critical accounting policies have a significant impact on the results we report in our financial statements. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from management’s estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

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

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of October 31, 2010 or that will be recognized in the future and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, prepaids and other current assets, and other assets, accounts payable, accrued expenses, accrued interest, taxes payable, and other current liabilities, approximate their fair values because of the short maturity of these instruments. The Company’s notes payable to shareholders, long-term debt, and convertible debenture approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at October 31, 2010 and 2009. The Company’s derivative liability measured at fair value on a recurring basis was determined using the following inputs:

	Fair Value Measurements at October 31, 2010
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Embedded derivative liability	$154,615	$-	$-	$154,615

On August 20, 2010, we entered into a convertible note agreement for which it was determined to contain an embedded derivative. Using the Monte Carlo Valuation Model, the fair value of the embedded derivative was determined to be $121,249. Our stock price on August 20, 2010 was $0.33, risk-free discount rate of 3.38% and volatility of 140% was used to obtain fair value as of August 20, 2010.

As of October 31, 2010, our stock price was $0.14, risk-free discount rate of 3.64% and volatility of 140% was used to obtain fair value of $154,615, resulting in the change in fair value of $33,366 recorded as other expense in our Consolidated Statements of Operations as of October 31, 2010.

A reconciliation of our liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

Fair Value Measurements Using
Significant Unobservable Inputs
(Level 3)
Embedded Derivative Liability
October 31,
2010	2009

Balance beginning of period	$-	$-
Embedded derivative in connection with convertible debt	121,249	-
Total unrealized loss included in earnings	33,366	-
Balance end of period	$154,615	$-

Inventories

Our inventories consist of 3G/4G mobile broadband routers, PC cards, modems and other accessories, and are carried at the lower of average cost, determined on a first-in-first-out (FIFO) basis, or market. We review inventory for significant average cost variances over market on a quarterly basis. We also write down inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

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

Software Development Costs

We capitalize software development costs in accordance with ASC 985-20, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Software development costs consist of labor and overhead costs related to development of our suite of NexWare™ firmware for our suite of wireless routers. Software development costs are capitalized when technological feasibility and marketability of the related product has been established. On June 1, 2008, we established technological feasibility upon successful completion and testing of our company’s first working router product pilot firmware program. Capitalized software costs are amortized on a product-by-product basis over five years beginning when the product is available for general release to customers. As of October 31, 2010 and 2009, we capitalized $3,350 and $1,043,009, respectively, in connection with software development costs. Interest in the amount of $10,852 was capitalized and included in software development costs for the year ended October 31, 2009. No interest was included in software development costs for the year ended October 31, 2010. Software development costs totaling $109,374 included in the balance sheet as of October 31, 2010 relate to the development of NexWare™ Enterprise Pro products expected to be released in the first quarter 2011. Accordingly, amortization has not begun on this product to date.

Intangible Assets

Our intangible assets, consist principally of patents and trademarks, are accounted for in accordance with ASC 350.30, Goodwill and Other Intangibles. Intangible assets that have finite lives are amortized using the straight-line method over their estimated useful lives of fifteen years.

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

Stock-Based Compensation Expense

We account for stock-based compensation in accordance with the provisions of ASC 718, Stock Compensation which requires all share-based payments to be recognized in our financial statements based on their respective grant date fair values. Under this standard, the fair value of each employee stock option is estimated on the date of grant using an option pricing model that meets certain requirements. Consistent with the provisions of ASC 718, we estimate the fair value of stock options and shares issued under its employee stock purchase plan using the Black-Scholes option-pricing model. Fair value is estimated on the date of grant and is then recognized (net of estimated forfeitures) as expense in our Consolidated Statement of Operations over the requisite service period (generally the vesting period). ASC 718 requires that we estimate the fair value of stock-based compensation on the date of grant using an option-pricing model. Our company uses the Black-Scholes model to value stock-based compensation. The Black-Scholes model determines the fair value of stock-based payment awards based on the stock price on the date of grant and is affected by assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Although the fair value of stock options granted by us is determined in accordance with ASC 718 and Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment, (“SAB 107”) as amended by SAB No. 110, using an option-pricing model, this value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Recent Accounting Pronouncements

In July 2010, the FASB issued ASU No. 2010-20, Receivables - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This standard requires companies to improve their disclosures about the credit quality of their financing receivables and the credit reserves held against them. The guidance covers trade accounts receivables, financing receivables, loans, loan syndications, factoring arrangements, and standby letters of credit. The Company will adopt the provisions of this update in fiscal year 2011. Management is currently assessing the potential impact that the adoption of this new authoritative guidance could have on the Company’s financial statements.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NEXAIRA WIRELESS INC.

Index

Report of Independent Registered Accounting Firm	F2

Consolidated Balance Sheets	F3

Consolidated Statements of Operations	F4

Consolidated Statements of Cash Flows	F5

Consolidated Statement of Shareholders’ Deficit and Comprehensive Loss	F6

Notes to the Consolidated Financial Statements	F7

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Nexaira Wireless Inc. and Subsidiaries
Vancouver, BC

We have audited the accompanying consolidated balance sheets of Nexaira Wireless Inc. and Subsidiaries as of October 31, 2010 and 2009 and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity (deficit), and cash flows for each of the years in the period ended October 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nexaira Wireless Inc. and Subsidiaries at October 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the period ended October 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred losses from operations and has negative cash flow from operations, a working capital and a net capital deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO USA, LLP

San Diego, California
January 28, 2011

NEXAIRA WIRELESS INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	October 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$107,727	$260,067
Accounts receivable, net	200,416	204,163
Inventories, net	162,525	671,082
Income tax receivable	-	110,140
Prepaids and other current assets	94,406	87,325
Total current assets	565,074	1,332,777

Property and equipment, net	205,599	226,089

Other assets:
Software development costs, net	917,417	1,043,009
Patents and trademarks, net	100,616	85,723
Total other assets	1,018,033	1,128,732

TOTAL ASSETS	$1,788,706	$2,687,598

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Convertible debenture, net	$-	$1,950,000
Short-term promissory notes payable	950,000	-
Note payable to vendor, net	576,449	865,453
Accounts payable	729,854	632,452
Convertible note payable, net	281,319	-
Derivative liability	154,615	-
Promissory notes payable to related parties, net	412,000	681,349
Note payable to bank	56,666	84,972
Accrued expenses and other current liabilities	1,565,754	799,969
Due to shareholders	-	32,192
Total current liabilities	4,726,657	5,046,387

Commitments and contingencies

Shareholders’ deficit:
Preferred stock, $0.001 par value:
Authorized shares – 100,000,000
Issued and outstanding – Nil	-	-
Common stock, $0.001 par value:
Authorized shares — 600,000,000
Issued and outstanding – 59,811,116 and 36,329,262, respectively	59,811	36,329
Additional paid-in capital	5,622,753	1,504,289
Accumulated deficit	(8,488,905)	(3,824,143)
Other comprehensive loss:
Foreign exchange translation	(131,610)	(75,264)
TOTAL SHAREHOLDERS’ DEFICIT	(2,937,951)	(2,358,789)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$1,788,706	$2,687,598

See Accompanying Notes to Consolidated Financial Statements

NEXAIRA WIRELESS INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	For the Year Ended October 31,
	2010	2009

Revenues	$1,744,796	$5,643,840

Cost of revenues	1,523,340	4,608,102

Gross profit	221,456	1,035,738

Operating expenses:
Research and development	1,003,414	419,751
Selling, general and administrative	3,521,909	3,659,473
Total operating expenses	4,525,323	4,079,224
Loss from operations	(4,303,867)	(3,043,486)

Other (expense) income:
Interest and other income	2,298	22,792
Interest and other expense	(361,248)	(353,563)
Total other (expense) income	(358,950)	(330,771)
Loss from operations before income taxes	(4,662,817)	(3,374,257)
Income tax provision (benefit)	1,945	(622)
Net loss	$(4,664,762)	$(3,373,635)
Per share data:
Weighted average shares outstanding used in computation of basic
And diluted net loss per share
Basic and diluted	57,935,827	21,928,056

Net loss per share:
Basic and diluted	$(0.08)	$(0.15)

See Accompanying Notes to Consolidated Financial Statements

NEXAIRA WIRELESS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Year Ended October 31,
	2010	2009

Cash flows from operating activities:
Net loss	$(4,664,762)	$(3,373,635)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	270,460	133,961
Loss on disposal of fixed assets	3,456	9,668
Provision for bad debts	(13,000)	19,000
Provision for inventory obsolescence	125,993	257,917
Warranty reserve	19,716	30,301
Stock-based compensation expense	163,190	15,871
Loss on change in fair value of derivative	33,366	-
Net liabilities assumed in connection with Share Exchange Agreement	-	(77.905)
Net liabilities transferred with the sale of Westside Publishing Ltd.	-	27,056
Accretion of discount on debt	91,033	52,766
Changes in operating assets and liabilities:
Accounts receivable	16,747	909,425
Inventories	382,564	516,466
Prepaids and other current assets	103,059	10,829
Accounts payable	97,402	495,122
Accrued expenses and other current liabilities	887,024	468,914
Net cash used in operating activities	(2,483,752)	(504,244)
Cash flows from investing activities:
Purchases of property and equipment	(101,300)	(63,785)
Software development costs	(3,350)	(727,192)
Patents and trademarks	(36,283)	(62,802)
Net cash used in investing activities	(140,933)	(853,779)
Cash flows from financing activities:
Net proceeds from issuance of common stock	1,100,000	-
Net proceeds from convertible debenture	-	950,000
Net proceeds from convertible net payable	391,500	-
Net proceeds from borrowings from related parties	362,000	687,394
Proceeds from short term notes payable	1,150,000	-
Repayments of short term notes payable	(200,000)	-
Repayment of note payable to vendor	(315,260)	(392,656)
Exercise of stock options	33,750	-
Repayment of note payable to bank	(28,306)	(18,026)
Advances from shareholder	9,609	32,192
Net cash provided by financing activities	2,503,293	1,258,904
Net decrease in cash and cash equivalents before effect of exchange rate	(121,392)	(99,119)
Effect of exchange rate changes on cash	(30,948)	(62,514)
Net decrease in cash and cash equivalents	(152,340)	(161,633)
Cash and cash equivalents at beginning of period	260,067	421,700
Cash and cash equivalents at end of period	$107,727	$260,067

See Accompanying Notes to Consolidated Financial Statements

NEXAIRA WIRELESS INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Deficit and Comprehensive Loss

				Accumulated
			Additional	Other
	Common		Paid-in	Comprehensive	Accumulated		Comprehensive
	Stock	Amount	Capital	Loss	Deficit	Total	Loss

BALANCE OCTOBER 31, 2008	15,489,262	$15,489	$1,482,926	$(12,750)	$(450,508)	$1,035,157

Repricing of stock options in connection with amendment of convertible debenture

			25,806			25,806
Issuance of warrants in connection with related party debt

			12,000			12,000
Issuance of warrants to vendor in connection with Amended Note Payable Agreement

			39,375			39,375
Issuance of common stock for Share Exchange Agreement with Technology Publishing, Inc.,

	81,640,000	81,640	(159,545)			(77,905)

Sales of Westside Publishing Ltd. for cancellation of common stock

	(40,800,000)	(40,800)	67,856			27,056
Return and cancelation of common shares by former officer and director of Technology Publishing

	(20,000,000)	(20,000)	20,000			-
Stock-based compensation			15,871			15,871
Net loss					(3,373,635)	(3,373,635)	$(3,373,635)

Foreign exchange translation				(62,514)		(62,514)	(62,514)
Total comprehensive loss							$(3,436,149)
BALANCE OCTOBER 31, 2009	36,329,262	36,329	1,504,289	(75,264)	(3,824,143)	(2,358,789)

Conversion of convertible debentures into common stock
	19,950,000	19,950	1,930,050			1,950,000
Conversion of promissory notes payable to related party into common stock

	423,674	424	211,413			211,837
Conversion of promissory notes payables to third parties into common stock

	580,849	581	289,844			290,425
Issuance of common stock in connection with private placements

	2,025,000	2,025	1,297,975			1,300,000
Issuance of common stock in connection with consulting agreements

	183,330	183	79,817			80,000
Issuance of common stock in connection with settlement of accounts payable

	94,001	94	21,391			21,485
Issuance of warrants in connection with convertible note payable

			49,458			49,458
Purchase price adjustment in connection with Share Exchange Agreement with Technology Publishing, Inc.

			41,801			41,801
Exercise of stock options	225,000	225	33,525			33,750
Stock-based compensation			163,190			163,190
Net loss					(4,664,762)	(4,664,762)	$(4,664,762)
Foreign exchange translation				(56,346)		(56,346)	(56,346)
Total comprehensive loss							$(4,721,108)

BALANCE OCTOBER 31, 2010	59,811,116	$59,811	$5,622,753	$(131,610)	$(8,488,905)	$(2,937,951)

See Accompanying Notes to Consolidated Financial Statements

NEXAIRA WIRELESS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
For the Years Ended October 31, 2010 and 2009

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

Nexaira Wireless (BC) Ltd. (“Nexaira”) incorporated as M2M Wireless Ltd on November 11, 2004 under the Alberta, Canada Business Corporations Act. On June 8, 2005 Nexaira incorporated its wholly-owned subsidiary in the State of California under the name Nexaira, Inc., and effected a name change of its Canadian parent corporation to Nexaira Wireless (BC) Ltd. effective December 12, 2005 to better reflect its business and marketing opportunities. On September 28, 2009, the shareholders of Nexaira entered into a Share Exchange Agreement with TPI and its wholly-owned subsidiary, Westside Publishing Ltd, a private Canadian based company under common control, whereby Nexaira merged with and into TPI, with Nexaira remaining as the surviving corporation. For financial statement reporting purposes, the merger was treated as a reverse acquisition with Nexaira deemed the accounting acquirer and TPI deemed the accounting acquiree under the purchase method of accounting in accordance with ASC 805-10-40, Business Combinations – Reverse Acquisitions. The reverse merger is deemed a recapitalization and the consolidated financial statements represent the continuation of the financial statements of Nexaira (the accounting acquirer/legal subsidiary) except for is capital structure, and the consolidated financial statements reflect the assets and liabilities of Nexaira recognized and measured at their carrying value before the combination and the assets and liabilities of TPI (the legal acquiree/legal parent). The equity structure reflects the equity structure of TPI, the legal parent, and the equity structure of Nexaira, the accounting acquirer, as restated using the exchange ratios established in the Share Exchange Agreement to reflect the numbers of shares of the legal parent. .

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

Ongoing unfavorable economic conditions worldwide have led to a low level of liquidity in many financial markets and extreme volatility in the credit and equity markets available to the Company. The Company has obtained funds from both related and unrelated parties since its inception. Management believes this funding will continue, and is also actively seeking new investors. Management believes the existing shareholders and prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core business. The Company has plans to raise up to $5 million by the second quarter of fiscal 2011 through equity and favorable debt financing. Management entered into a share exchange agreement, as described in Note 3, on September 28, 2009 to provide access to the equity markets to raise cash. On November 10, 2009, $1,600,000 of debt was converted into 19,250,000 restricted shares of the Company’s common stock at a conversion price of $0.083117 per share in connection with the Share Exchange Agreement effective September 29, 2009. On February 23, 2010, the remaining $350,000 of the convertible debt was converted into 700,000 shares of common stock at a conversion price of $0.50 per share.

From November 1, 2009 to October 31, 2010, the Company has raised $1,300,000, of which $200,000 was in settlement of short term borrowings advanced in October 2009, through private equity financing. On August 20, 2010, the Company entered into a Convertible Note Agreement with an investor for total proceeds of $400,000. The Company has also converted a promissory note for $211,837 from a related party and $290,425 in promissory notes from third party lenders into equity. Also, the Company borrowed additional $1,512,000 through short term demand loan financing from both related and unrelated parties. The Company entered into debt conversion subscription agreements whereby $21,487 included in accrued expenses and other current liabilities as of April 30, 2010 was converted into 94,001 common shares on May 26, 2010. Finally, subsequent to year end on December 17, 2010, the Company closed a private placement of 8,600,000 shares of common stock at a purchase price of $0.10 per share for aggregate proceeds of $860,000. See Note 18 – Subsequent Events.

In addition, if signs of improvement in the global economy do not progress as expected and the economic slowdown continues or worsens, the Company’s business, financial condition, cash flows and results of operations will be adversely affected. If that happens, the Company’s ability to access the capital or credit markets may worsen and it may not be able to obtain sufficient capital to satisfy or refinance all of its outstanding debt obligations as the obligations are required to be paid. The Company is dependent on the continued financial support of its principal shareholder and convertible debenture investor. If the Company is unable to achieve projected operating results and/or obtain the additional contemplated financing, management will be required to curtail growth plans and reduce development activities. Should the Company not be able to obtain new capital it would have to renegotiate the terms of its existing loan agreements with a vendor and related parties. Subsequent to October 31, 2010, on January 13, 2011 the Company entered into a Debt Settlement and Subscription Agreement with a vendor. Under the terms of the agreement, the Company issued to the vendor 1,500,000 and 2,357,406 shares of common stock of the Company at a deemed price of $0.10 and $0.20 per share, respectively, as full settlement of $150,000 and $471,481, respectively, of the outstanding debt and accrued interest thereon as of January 13, 2011. Effective the closing date of the transaction the Company will record a gain on the early extinguishment of the debt totaling $231,016. The Company will be required to consider strategic and other alternatives, including, among other things, the sale of assets to generate funds, the negotiation of revised terms of its indebtedness, additional exchanges of its existing indebtedness obligations for new securities and additional equity offerings. The Company has retained financial advisors to assist it in considering these strategic, restructuring or other alternatives. There is no assurance that the Company will be successful in completing any of these alternatives. The Company’s failure to satisfy or refinance any of its indebtedness obligations as they come due, including through additional exchanges of new securities for existing indebtedness obligations or additional equity offerings, including through additional exchanges of new securities for existing indebtedness obligations or additional equity offerings, will result in a default and potential acceleration of its remaining indebtedness obligations and will have a material adverse effect on its business and continuance as a going concern.

2.	SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America and include the accounts of the Company, and its wholly-owned subsidiary, Nexaira, Inc., a California Corporation. All significant intercompany accounts and transactions have been eliminated.

Foreign Currency

The functional currency of the Company’s Canadian operations is the Canadian dollar. Assets and liabilities of the Company’s Canadian operations are translated into U.S. dollars at end-of-period exchange rates. Revenues and expenses are translated at average exchange rates in effect for the period. Net currency exchange gains or losses resulting from such translations are excluded from net income and are accumulated in a separate component of shareholders’ deficit as accumulated other comprehensive loss. Gains and losses resulting from foreign currency, which are not significant, are included in the consolidated statements of operations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and also requires disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates made by management include revenue recognition estimates, the valuation of deferred income tax assets, the valuation of equity instruments, allowance for doubtful accounts, inventory obsolescence, the fair value of derivative liability, and warrants issued in connection with debt.

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

The Company recognizes revenue, net of sales tax, in accordance with Staff Accounting Bulletin No. 104 (“SAB 104”), when all four basic criteria are met: 1) there is evidence that an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectability is reasonably assured. In addition, the Company does not recognize revenue until all customers’ acceptance criteria have been met. The criteria are usually met at the time of product shipment, except for shipments to distributors with rights of return. The portion of revenue from shipments to distributors subject to rights of return is deferred until the agreed upon percentage of return or cancellation privileges lapse. The Company currently does not resell its internally developed software separately from its proprietary router solution. The Company considered ASC 985-605, Software Revenue Recognition, applied to the revenue recognition of the Company’s newly developed products sold during the year ended October 31, 2010 and 2009. The Company does not currently sell its proprietary router product and internally developed software separately, and no services are provided after the product is shipped. Therefore, normal SAB 104 revenue recognition guidance applies as noted above.

Computation of Income and Loss per Share

The Company computes income and loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statements of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Fair Value of Financial Instruments

The Company has adopted and follows ASC 820-10, Fair Value Measurements and Disclosures, for measurement and disclosures about fair value of its financial instruments. ASC 820-10 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, ASC 820-10 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by ASC 820-10 are:

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

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of October 31, 2010 or that will be recognized in the future and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, prepaids and other current assets, and other assets, accounts payable, accrued expenses, accrued interest, taxes payable, and other current liabilities, approximate their fair values because of the short maturity of these instruments. The Company’s notes payable to shareholders, long-term debt, and convertible debenture approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at October 31, 2010 and 2009. The Company’s derivative liability measured at fair value on a recurring basis was determined using the following inputs:

Fair Value Measurements at October 31, 2010
Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Embedded derivative liability	$154,615	$-	$-	$154,615

On August 20, 2010, the Company entered into a convertible note agreement for which it was determined to contain an embedded derivative. See Note 10 – Convertible Note Payable. Using the Monte Carlo Valuation Model, the fair value of the embedded derivative was determined to be $121,249. The Company’s stock price on August 20, 2010 was $0.33, risk-free discount rate of 3.38% and volatility of 140% was used to obtain fair value as of August 20, 2010.

As of October 31, 2010, the Company’s stock price was $0.14, risk-free discount rate of 3.64% and volatility of 140% was used to obtain fair value of $154,615, resulting in the change in fair value of $33,366 recorded as other expense in the Company’s Consolidated Statements of Operations for the year-ended October 31, 2010.

A reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)
	Embedded Derivative Liability
	October 31,
	2010	2009

Balance beginning of period	$-	$-
Embedded derivative in connection with convertible debt	121,249	-
Total unrealized loss included in earnings	33,366	-
Balance end of period	$154,615	$-

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

The Company provides products and services to a variety of customers worldwide. Concentration of credit risk with respect to revenues and trade receivables is limited due to the geographic and industry dispersion of the Company’s customer base. The Company has not experienced significant credit losses on its customer accounts. A small number of customers has typically accounted for a large percentage of the Company’s annual revenues and trade accounts receivable. Two customers accounted for 28% and 10%, respectively, of the Company’s revenues for the year ended October 31, 2010. Three customers accounted for 23%, 17% and 16%, respectively, of the Company’s revenues for the year ended October 31, 2009. Three customers accounted for 55%, 17% and 12%, respectively, of trade accounts receivable as of October 31, 2010. As of October 31, 2009, two customers accounted for 26% and 17% of outstanding trade accounts receivable

The Company relied on three supplies to provide 42%, 22% and 12% of total inventory purchases for the year ended October 31, 2010. For the year ended October 31, 2009, two suppliers provided 76% and 90% of total inventory purchases.

Cash and Cash Equivalent

The Company considers all highly liquid investments with an original maturity from the date of purchase of 90 days or less to be cash equivalents. Cash and cash equivalents consist of cash on hand and in banks, and credit card receivables.

Accounts Receivable

Accounts receivable are recorded at the invoice amount at the time of sale. The Company continually monitors the collectability of its trade receivables based on a combination of factors. The Company records specific allowances for bad debts in selling, general and administrative expense when the Company becomes aware of a specific customer’s inability to meet its financial obligation, and all collection efforts are exhausted. As of October 31, 2010 and 2009, the allowance for doubtful accounts was $665 and $19,000, respectively.

Inventories

Inventories consist of 3G/4G mobile broadband routers, PC cards, modems and other accessories, and are carried at the lower of average cost, determined on a first-in-first-out (FIFO) basis, or market. The Company reviews inventory for significant average cost variances over market on a quarterly basis. The Company also writes down inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. As of October 31, 2010 and 2009, inventory obsolescence reserve totaled $179,753 and $306,586, respectively.

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

Impairment of Long-Lived Assets

In accordance with Statement of ASC 360-10-35, Property, Plant and Equipment – Subsequent Measurement, the Company reviews the carrying value of its long-lived assets, which includes property and equipment, and intangible assets (other than goodwill) annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance, growth rates and other factors. Estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, changes to the business model or changes in operating performance. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, an impairment loss will be recognized, measured as the amount by which the carrying value exceeds the fair value of the asset. Fair value is determined using available market data, comparable asset quotes and/or discounted cash flow models. Management conducted an evaluation of long-lived assets and determined no impairments currently exist.

Research and Development Costs

Internal costs relating to research and development costs incurred for new software products and enhancements to existing products, other than certain software development costs that qualify for capitalization, are expensed as incurred.

Software Development Costs

The Company capitalizes software development costs in accordance with ASC 985-20, Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Software development costs consist of labor and overhead costs related to development of the Company’s suite of NexWare™ firmware for the Company’s suite of wireless routers. Software development costs are capitalized when technological feasibility and marketability of the related product has been established. On June 1, 2008, the Company established technological feasibility upon successful completion and testing of the Company’s first working router product pilot firmware program. Capitalized software costs are amortized on a product-by-product basis over five years, beginning when the product is available for general release to customers. During As of October 31, 2010 and 2009, the Company capitalized $3,350 and $1,043,009, respectively, in connection with software development costs. Interest in the amount of $10,852 was capitalized and included in software development costs for the year ended October 31, 2009. No interest was included in software development costs for the year ended October 31, 2010. During the year ended October 31, 2010, the Company introduced its initial and second generation versions of its Consumer and Business Class brand of wireless routing solutions for retail sale, and began amortization of these two product classes over 5 years. Total amortization expense included in cost of sales was $128,942 for the year ended October 31, 2010. As of October 31, 2010, software development costs in the amount of $917,417 are capitalized, which includes $109,374 related to the development of NexWare™ Enterprise Pro products expected to be released in the first quarter 2011. Accordingly, amortization has not begun on this product to date.

Intangible Assets

Intangible assets, consisting principally of patents and trademarks, are accounted for in accordance with ASC 350-30, Goodwill and Other Intangibles. Intangible assets that have finite lives are amortized using the straight-line method over their estimated useful lives of fifteen years. As of October 31, 2010 and 2009, intangible assets capitalized totaled $122,005 and $85,722, respectively. For the year-ended October 31, 2010 and 2009, amortization expense related to these intangible assets is $21,389 and $0, respectively.

Derivative Financial Instruments

The Company accounts for derivative instruments in accordance with the provisions of ASC 815-10, Derivatives Hedging, and its related literature. ASC 815-10 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities.

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risk. Terms of convertible debt and equity instruments are reviewed to determine whether or not they contain embedded derivatives that are required under ASC 815-10 to be accounted for separated from the host contract, and recorded on the balance sheet at fair value. The fair value of derivative liabilities is required to be revalued at each reporting date, with the corresponding changes in fair value recorded in current period operating results.

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

The following table summarizes warranty reserve activity, which is included in accrued expenses and other current liabilities in the Consolidated Balance Sheets, as of October 31, 2010 and 2009:

	October 31,
	2010	2009

Beginning balance	$7,221	$45,000
Charged to cost of revenues	43,918	30,301
Charges incurred	(24,202)	(68,080)
Ending balance	$26,937	$7,221

Advertising Expense

The Company expenses all advertising costs, which are included in selling, general and administrative in the Consolidated Statements of Operations, as they are incurred. Advertising expense for the years ended October 31, 2010 and 2009 totaled $72,077 and $48,637, respectively.

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

In fiscal year 2009, the Company adopted amendments under ASC 740-10-50, Accounting for Uncertain Tax Positions, formerly Financial Accounting Standards Board Interpretation No. 48 (“FIN 48”), which clarify the accounting for uncertainty in tax positions recognized in the financial statements. Under these provisions, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The related amendments also provide guidance on measurement, classification, interest and penalties associated with tax positions, and income tax disclosures.

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

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with the provisions of ASC 718, Stock Compensation, which establishes the accounting for share-based awards and the inclusion of their fair value in net earnings in the respective periods the awards were earned. Consistent with the provisions of ASC 718, the Company estimates the fair value of stock options and shares issued under its employee stock purchase plan using the Black-Scholes option-pricing model. Fair value is estimated on the date of grant and is then recognized (net of estimated forfeitures) as expense in the Consolidated Statement of Operations over the requisite service period (generally the vesting period).

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

The fair value of the options granted is estimated using the Black-Scholes option-pricing model assumptions as of the date of the grants are listed in the following table:

Dividend yield	0%
Expected volatility	50% - 79.13%
Risk free interest rate	0.81% - 2.89%
Expected lives	2 - 3 years
Expected forfeitures	10% - 33%

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

Expected Forfeitures. As stock-based compensation expense is based on awards that are ultimately expected to vest, it should be reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures rates were based upon the average of expected forfeitures data using the Company’s current demographics and standard probabilities of employee turnover and the annual forfeiture rate based on the Company’s historical forfeiture rates. The Company determined the change in estimated forfeitures based on activity during the year-ended October 31, 2010 is immaterial to the consolidated financial statements as of October 31, 2010.

The Company retained an independent valuation firm to analyze its valuation methodology of the fair market value used in determining compensation expense under ASC 718. The independent valuation firm supported management’s assumptions that the fair market value of the Company’s common stock was reasonable.

The amount of unearned stock-based compensation currently estimated to be expensed from now through fiscal 2012 related to unvested share-based payment awards at October 31, 2010 is $188,782. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 1.5 years. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. In March 2009, the Company modified the exercise price of outstanding options granted in 2007. The additional incremental expense related to the modification was expensed over the remaining term. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional equity awards or assumes unvested equity awards in connection with acquisitions.

Segments of a Business Enterprise

The Company currently operates in one reportable operating segment. ASC 250, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way public business enterprises report information about operating segments in annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. ASC 250 also establishes standards for related disclosures about products and services, geographic areas and major customers. Although the Company had two operating segments at October 31, 2010, under aggregation criteria set forth in ASC 250, the Company operates in only one reportable operating segment.

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

Because the Company meets each of the criteria set forth in ASC 250 and the two operating segments as of October 31, 2010 and 2009 share similar economic characteristics, the Company aggregates its results of operations into one reportable operating segment. The Company’s revenues are derived from geographic locations primarily located in the United States and Canada.

Recent Accounting Pronouncements

In July 2010, the FASB issued ASU No. 2010-20, Receivables - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This standard requires companies to improve their disclosures about the credit quality of their financing receivables and the credit reserves held against them. The guidance covers trade accounts receivables, financing receivables, loans, loan syndications, factoring arrangements, and standby letters of credit. The Company will adopt the provisions of this update in fiscal year 2011. Management is currently assessing the potential impact that the adoption of this new authoritative guidance could have on the Company’s financial statements.

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

On September 28, 2009, the shareholders of Nexaira entered into a Share Exchange Agreement with Technology Publishing, Inc. (“TPI”), a Company publicly traded on the Over-the-Counter Bulletin Board (OTCBB) and its wholly-owned subsidiary, Westside Publishing Ltd, a private Canadian based company under common control, whereby the Company merged with and into TPI, with the Company remaining as the surviving corporation. The merger transaction contained several elements that were contemplated to be completed within seven business days from September 29, 2009. The series of transactions included 1) the purchase of Westside Publishing Ltd. by the former president and a shareholder of TPI for the return of 40,800,000 shares of common stock; 2) the return of 20,000,000 shares of TPI stock in exchange for indemnification to a former director for his actions as an officer and director of TPI; and 3) the mandatory conversion of Nexaira’s $1,600,000 convertible debt, that was assumed by TPI, into 19,250,000 shares of common stock.. The Company determined there were no amounts to record as a liability for the indemnification provided to the former director because of the limited operations. Because the acquisition was predicated on these transactions it was accounted for as one combined event. For financial statement reporting purposes, the merger was treated as a recapitalization with the Company deemed the accounting acquirer and TPI deemed the accounting acquiree under the purchase method of accounting in accordance with ASC 805-10-40, Business Combinations – Reverse Acquisitions. The reverse merger is deemed a capital transaction and the net assets of the Company (the accounting acquirer) are carried forward to TPI (the legal acquirer and the reporting entity) at their carrying value before the combination. The acquisition process utilizes the capital structure of TPI and the assets and liabilities of the Company which are recorded at historical cost. The equity of TPI is the historical equity of the Company retroactively restated to reflect the number of shares issued by TPI in the transaction.

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

As of October 31, 2009, $32,192 was outstanding to a former shareholder and director of Technology Publishing Ltd. related to short-term advance to the Company. As of October 31, 2010, $41,801 outstanding to the former shareholder and director was settled as additional paid-in capital as all final liabilities were resolved in connection with the Share Exchange Agreement entered into by the Company in September 2009. See Note 13 – Shareholders’ Deficit.

4.	SUPPLEMENTAL BALANCE SHEET INFORMATION

Inventories

Inventories consist of the following:
	October 31,
	2010	2009

Broadband cards	$14,390	$183,112
Modules	35,740	398,101
Routers	214,984	302,469
Routers held by distributors	-	28,057
Accessories and branding collateral	77,164	65,929
	342,278	977,668
Less allowance for obsolescence	(179,753)	(306,586)
	$162,525	$671,082

Property and equipment

Property and equipment consist of the following:

	October 31,
	2010		2009

	$
Computer equipment and related		201,906	$199,804
Computer software and website development costs		119,093	119,093
Office and lab equipment		46,438	42,411
Furniture and fixtures		25,793	26,800
Leasehold improvements		17,947	17,947
Product tooling and moulds		87,816	-
		498,993	406,055
Less accumulated depreciation and amortization		(293,394)	(179,966)
		$205,599	$226,089

Depreciation expense for the years ended October 31, 2010 and 2009 totaled $118,334 and $118,619, respectively.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	October 31,
	2010	2009

Payroll and related	$453,625	$174,922
Deferred consulting fees	562,769	179,025
Interest payable	195,796	168,460
Other	353,564	277,562
	$1,565,754	$799,969

5.	SUPPLEMENTAL CASH FLOW INFORMATION

	For the Year Ended October 31,
	2010	2009

Cash paid for interest	$81,037	$149,765
Cash paid for income taxes	$1,945	$1,100

Non-cash financing and investing activities:

Conversion of convertible debenture into common stock	$1,950,000	$-
Conversion of promissory notes payable to related parties into common stock	$211,837	$-
Conversion of promissory notes payable to third parties into common stock	$290,425	$-
Issuance of common stock in connection with settlement of short-term borrowing advanced for subscription agreement	$200,000	$-
Issuance of common stock in connection with consulting agreements	$80,000	$-
Issuance of common stock in connection with settlement of accounts payable (See Note 13)	$21,485	$-
Issuance of warrants in connection with convertible note payable	$49,458	$-
Embedded derivative liability	$154,615	$-
Accounts payable transferred to notes payable to vendor (See Note 9)	$-	$938,296
Accounts payable transfer to notes payable to vendor in connection with Amended and Restated Workout Agreement (See Note 9)	$-	$357,000
Issuance of warrants in connection with notes payable to vendor	$-	$39,375
Transfer of Bridge Credit Facility to Convertible Debenture in connection with Loan Amending Agreement #3 (See Note 7)	$-	$500,000
Repricing of stock options in connection with amendment of convertible debenture	$-	$25,806
Issuance of warrants in connection with working capital loans from related parties	$-	$12,000
Cancellation of common shares in connection with sale of Westside Publishing, Ltd.	$-	$40,800
Return and cancelation of common shares by former officer and director of Technology Publishing, Inc.	$-	$20,000

6.	NET LOSS PER SHARE

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income or loss by the weight-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive securities, which currently comprise of options and convertible debenture, are excluded from the diluted EPS computation in loss periods and when their exercise price is greater than the market price as their effect would be anti-dilutive.

A reconciliation of weighted-average basic shares outstanding to weighted-average diluted shares outstanding follows:

	For the Year Ended October 31,
	2010	2009

Basic weighted average common shares outstanding	57,935,827	21,928,056

Effect of dilutive securities	-	-
Convertible debenture	-	-
Stock options	-	-

Diluted weighted average common and potential common shares outstanding	57,935,827	21,928,056

As of October 31, 2010, shares reserved for conversion of the convertible debenture, and the exercise of warrants to purchase common stock totaled 0 and 6,950,356, respectively. 1,129,034 shares are reserved for issuance upon the exercise of stock options granted to a lender and 15,000,000 shares are reserved for issuance upon the exercise of options granted under the Company’s Stock Option Plan, of which 10,106,250 are outstanding. 116,670 shares are reserved in connection with a consulting agreement entered into on March 22, 2010, and 1,000,000 shares are reserved for the convertible note payable agreement entered into on August 20, 2010. These were excluded from the calculation of diluted earnings per share as their effect was anti-dilutive. On December 17, 2010, the Company closed a private placement of 8,600,000 shares of common stock and issued 1,400,000 warrants in connection a placement fee and for ongoing investment banking and other financial advisory services. On January 13, 2011, the Company entered into a Debt Settlement and Subscription Agreement with a vendor for issuance of 1,500,000 and 2,357,406 shares of common stock to the vendor. See Note 18 – Subsequent Events. The effect of the issuance of these transactions were not included in calculation of basic and diluted loss per share at October 31, 2010, which would be approximately ($0.07) per share. As of October 31, 2009, shares reserved for the convertible debenture, warrants and options to purchase common stock totaled approximately 21,254,034, 2,012,500 and 8,400,000, respectively, and were excluded.

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

On November 7, 2008, the Company entered into a Loan Amending Agreement (“Agreement 3”) converting the Bridge Credit Facility totaling $500,000 into a subsequent advance under the terms of the Convertible Loan Agreement. The Lender is entitled to convert principal and accrued interest thereon into one share of common stock for every $0.31. In addition, under Amendment 3, the Company cancelled the stock option agreement issued under Amendment 2 on July 3, 2008. The Company issued a new stock option agreement to purchase up to 1,129,034 shares of common stock at the exercise price of $0.31. The options expired on November 7, 2010. The Company recognized the fair value of the cancelation and reissuance of the options granted to the Lender under the Black-Scholes model totaling $25,806 as debt discount. On December 17, 2010, the Company extended the expiration date of the option to December 17, 2012. See Note 18 – Subsequent Events.

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

As of October 31, 2010, accrued interest payable outstanding in connection with the convertible debentures totals $98,861 and included in accrued expenses and other current liabilities as interest payable.

8.	SHORT-TERM PROMISSORY NOTES PAYABLE

The Company entered into short-term promissory note agreements with unrelated parties for total of $1,150,000 during the year ended October 31, 2010 for working capital purposes. The promissory note agreements are due on demand and bear interest at 12% per annum. On May 2, 2010, the Company repaid $200,000, plus accrued interest of $6,181, to two lenders in connection with short-term promissory note agreements entered into with unrelated parties for working capital purposes. As of October 31, 2010, total amount outstanding under the short-term promissory note agreements is$950,000. Accrued interest payable outstanding in connection with the promissory note agreements total $36,790 and is included in accrued expenses and other current liabilities as interest payable.

9.	NOTE PAYABLE TO VENDOR

On March 10, 2009 the Company entered into a Memorandum of Workout Agreement and Secured Promissory Note Agreement (the “Note Agreement”) with a key supplier (the “Supplier”). Under the terms of the Note Agreement the Company converted $938,296 of accounts payable due to the Supplier into a short-term note payable. The Secured Promissory Note Agreement (the “Note Agreement”) called for four consecutive monthly payments of $200,000 payable beginning March 31, 2009, with final payment of $138,296 payable on July 31, 2009. The Note Agreement bears interest of 10% per annum, payable monthly in arrears. The interest increases to 12% per annum in event of default. The Memorandum of Workout Agreement also established new credit line terms for inventory purchases for up to $500,000. The Note Agreement is secured by the Company’s entire inventory acquired from the Supplier prior to and after the date of the Note Agreement. The Note Agreement was subordinated to the Convertible Debenture due 0793296 B.C. Ltd. Payments under the Note Agreement totaled $300,000 through September 30, 2009, with $638,296 outstanding under the Note Agreement. The Convertible Debenture was converted on September 29, 2009 and February 23, 2010 into 19,250,000 and 700,000 restricted shares of the Company’s common stock, respectively. See Note 7 –Bridge Credit Facility and Convertible Debenture. As of September 30, 2009, $357,000 was outstanding under the credit line.

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

In connection with the Amended Note Agreement the Company issued warrants to purchase up to 1,312,500 shares of the Company’s common stock at exercise price of $0.20 per share. The warrants expire September 30, 2011 and provide for rights in event of change in ownership. The Company recorded the fair value of the warrants as determined by the Black-Scholes model of $39,375 as debt discount. As of October 31, 2010 total outstanding under the Note Agreement is $576,449, net of debt discount of $9,936. Accrued interest payable outstanding in connection with the Note Agreement totals $25,383 and is included in accrued expenses and other current liabilities as interest payable.

On January 13, 2011 the Company entered into a Debt Settlement and Subscription Agreement with the Vendor. Under the terms of the agreement, the Company issued to the Vendor 1,500,000 and 2,357,406 shares of common stock of the Company at a deemed price of $0.10 and $0.20 per share, respectively, as full settlement of $150,000 and $471,481, respectively, of the outstanding debt and accrued interest thereon as of January 13, 2010. See Note 18 – Subsequent Events.

10.	CONVERTIBLE NOTE PAYABLE

On August 20, 2010 the Company entered into a 10% Convertible Note Agreement with an investor for total proceeds of $400,000, less $8,500 debt issuance fees which is amortized over twelve months to July 31, 2011. The Convertible Note Agreement bears interest at 10% per annum, in which $8,000 is included in interest and other expense in the Company’s Consolidated Financial Statements at October 31, 2010. The convertible note agreement matures July 31, 2011. The note holder has the option after six months following the issuance date to convert the outstanding principal amount under the Convertible Note Agreement, together with unpaid interest thereon, into the Company’s common stock at a conversion price equal to the lesser of (i) $0.50 and (ii) 80% of the average of the three lowest daily dollar volume-weighted average sale price (“VWAPS”) for the Company’s common stock on any particular trading day during the twenty (20) consecutive trading days immediately preceding the applicable conversion date on which the Holder elects to convert all or part of the note. Total amortization expense in connection with the debt issuance costs at October 31, 2010 is $1,795 and is included in interest and other expense in the Company’s Consolidated Statements of Operations.

The Company determined that the VWAP contained certain price protection features and constituted an embedded derivative. Using the Monte Carlo Valuation Model, the fair value of the embedded derivative was determined to be $121,249. The Company’s stock price on August 20, 2010 was $0.33, risk-free discount rate of 3.38% and volatility of 140% was used to obtain fair value as of August 20, 2010. Accretion of the debt discount associated with the embedded derivative totaled $48,298 as of October 31, 2010 and is included in interest and other expense in the Company’s Consolidated Statements of Operations.

As of October 31, 2010, the Company’s stock price was $0.14, risk-free discount rate of 3.64% and volatility of 140% was used to obtain fair value of $154,615, resulting in the change in fair value of $33,366 recorded as other expense in the Company’s Consolidated Statements of Operations as of October 31, 2010.

Under the scope of ASC 815-10, the freestanding detachable warrants issued in connection with the issuance of the debt instrument are not considered to be derivative instruments. Under the Black-Scholes model, the Company determined the fair value of the warrants is $49,458, which is recorded as debt discount and to be accreted to interest expense over twelve months to July 31, 2011. Accretion of the debt discount associated with the warrants totaled $10,435 as of October 31, 2010 and is included in interest and other expense in the Company’s Consolidated Statements of Operations.

11.	NOTE PAYABLE TO BANK

In March 2006, the Company entered into a term loan agreement with Business Development Bank of Canada (“BDC”) for total borrowings of $245,375 ($250,000 Canadian dollars). The loan matures in July 2012, calls for monthly principal payments of $2,729 ($2,780 Canadian dollars) and bears interest at the Bank’s Floating Base Rate plus 3% per annum (7.25% and 9% at October 31, 2010 and 2009, respectively). Two former officers of the Company provided a personal guarantee of the outstanding loan amount. This personal guarantee was lowered to 25% of the total loan amount effective May 7, 2007. The term loan agreement contains various covenants including requirements for the Company to meet certain financial ratios, of which the Company is not in compliance with as of October 31, 2010. Therefore, the entire balance outstanding of $56,666 as of October 31, 2010 is shown as current liability in the consolidated financial statements.

Annual future minimum payments under the Company’s long-term debt agreement with BDC as of October 31, 2010 (U.S. dollars) are as follows:

2011	$32,748
2012	23,918
$56,666

12.	WORKING CAPITAL LOANS FROM RELATED PARTIES

During the year ended October 31, 2010, 0793296 B.C. Ltd, a related party of the Company, advanced $362,000 under working capital loan agreements. The loans bear interest at the rate of 12% per annum. As of October 31, 2010 $362,000 is outstanding under the working capital loan agreements. Accrued interest payable outstanding in connection with the working capital loan agreements total $26,566 and is included in accrued expenses and other current liabilities as interest payable.

As of October 31, 2009, $681,349, which is net of debt discount of $6,046, was outstanding under the working capital loans from related parties, for total proceeds in the amount of $687,395 which is comprised of the following:

-

On July 9, 2009, 0793296 B.C. Ltd. advanced $50,000 for short-term working capital needs. The loan bears interest at 12% per annum and is payable quarterly commencing October 1, 2009. Interest increases to 15% per annum after October 31, 2009 until the loan is repaid. As of October 31, 2010, $50,000 is outstanding under the advance.

-
In October, 2009 0793296 B.C. Ltd advanced $275,000 for short-term working capital needs under promissory note agreements, of which $200,000 is to be applied to a form of subscription agreement in connection with the Company’s private placement offering subsequent to October 31, 2009. The notes bear interest at 18% per annum and are payable quarterly commencing January 2010. On January 6, 2010, $200,000 of the promissory note agreements was converted into 400,000 units at $0.50 per unit in connection with the Company’s private placement offering. See Note 13 – Shareholders’ Deficit. Total interest payable in connection with the advances as of October 31, 2009 was $4,167.

-
On August 27, 2009, the Board of Directors approved the borrowing of funds through a factoring company (the “Factoring Co.”) for working capital needs. The proceeds are funded by 0840386 B.C. Ltd. and/or its nominees 0793296 B.C. Ltd, and 0885084 Alberta Inc., a company related to the Company’s Chief Executive Officer, Chief Financial Officer, and other third party investors. The funds advanced under the terms of the factoring agreement bear a factoring fee of 2% per month. The Company has received three advances for total of $362,395 under the agreement, of which $0 and $362,395 was outstanding as of October 31, 2010 and 2009, respectively. Total interest payable related to the borrowings as of October 31, 2009 is $20,157.

The Company issued warrants to the Factoring Co. to purchase up to 700,000 shares of the Company’s common stock for eighteen months from the date of investment at $0.20 per share. The Company recorded the fair value of the warrants under the Black-Scholes model as debt discount totaling $12,000. Accretion of the debt discount totaled $6,045 and $5,955 as of October 31, 2010 and 2009, respectively. On January 14, 2011, the Board of Directors extended the expiration dates of the warrants from January 15, 2011 to January 15, 2013. See Note 18 – Subsequent Events.

On January 6, 2010, the Company also converted a promissory note payable agreement and interest payable thereon, from a related party totaling $211,837 into 423,674 units at $0.50 per unit pursuant to a debt conversion agreement

These shares were issued in connection with a non-brokered private placement of 1,404,523 units, at $0.50 per unit. Each unit consists of one common share and one non-transferable common share purchase warrant that entitles the holder to purchase one additional share of common stock at a price of $1.00 per share until January 6, 2012. See Note 13 – Shareholders’ Deficit.

13.	SHAREHOLDERS’ DEFICIT

As of October 31, 2009, $32,192 was outstanding to a former shareholder and director of Technology Publishing Ltd. related to short-term advance to the Company. As of October 31, 2010, $41,801 outstanding to the former shareholder and director was settled as additional paid-in capital as all final liabilities were resolved in connection with the Share Exchange Agreement entered into by the Company in September 2009. See Note 3 – Share Exchange Agreement.

The following table is a summary of the Company’s non-brokered private placement subscriptions, debt conversions, and issuance of common stock in connection with settlement of accounts payable and consulting agreements as of October 31, 2010:

Date	Number of Units	Price Per Unit	Cash Proceeds	Settlement of Debt	Settlement of Accounts Payable and Consulting Agreements	Warrants	Price Per Share	Expiration Date
Nov. 10, 2009	19,250,000	$0.083117	$ -	$1,600,000	$ -	-	-	-
Jan. 6, 2010	1,754,523	$0.50	375,000	502,262	-	1,754,523	$1.00	Jan. 6, 2012
Feb. 23, 2010	1,400,000	$0.50	350,000	350,000	-	1,400,000	$1.00	Feb. 23, 2012
April 29, 2010	575,000	$1.00	575,000	-	-	575,000	$1.50	April 29, 2012
May 26, 2010	94,001	$0.22858	-	-	21,485	-	-	-
May 26, 2010	100,000	$0.50	-	-	50,000	-	-	-
May 26, 2010	16,666	$0.36	-	-	6,000	-	-	-
June 17, 2010	16,666	$0.36	-	-	6,000	-	-	-
July 30, 2010	33,332	$0.36	-	-	12,000	-	-	-
Sept. 22, 2010	16,666	$0.36	-	-	6,000	-	-	-

	23,256,854		$1,300,000(1)	$2,452,262	$101,485	3,729,523

(1) On January 6, 2010 the Company settled a $200,000 short-term note in connection with a subscription agreement received from a third party in October 2009.

Private Placements

From November 1, 2009 to October 31, 2010, pursuant to private placement subscription agreements, the Company closed non-brokered private placements for total cash proceeds of $1,300,000. Each unit is comprised of one common share and one common share purchase warrant. Each non-transferable warrant entitles the holder to purchase one additional share of common stock of the Company at a price of $1.00 and $1.50 per share, expiring January 6, 2012 to April 29, 2012. The Company issued the units to non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended (the “Act”).

Conversion of Debt

On November 10, 2009, $1,600,000 in debt held by various lenders was converted into 19,250,000 restricted shares of the Company’s common stock at a conversion price of $0.083117 per share in connection with the Share Exchange Agreement effective September 29, 2009. The Conversion price was determined based on the average conversion price of the Amendment 4 revision price of every $0.20 for the Pre-March advances and $0.10 conversion price for the March advance, or $0.15, and 11,000,000 shares based on total debt of $1,600,000 converted. See Note 7 –Convertible Debenture. The Company issued the units to non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended (the “Act”).

On January 6, 2010, the Company also converted a promissory note payable agreement and interest payable thereon, from a related party totaling $211,837 into 423,674 units at $0.50 per unit pursuant to a debt conversion agreement. In addition, the Company also converted promissory notes payable agreements and interest payable thereon, from two lenders totaling $290,425 into 580,849 units at $0.50 per unit pursuant to debt conversion agreements. See Note 12 –Working Capital Loans. Each unit is comprised of one common share and one common share purchase warrant. Each non-transferable warrant entitles the holder to purchase one additional share of common stock of the Company at a price of $1.00 per share, expiring January 6, 2012. The Company issued the units to non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended (the “Act”).

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

For the years ended October 31, 2010 and 2009, interest expense incurred in connection with the convertible debenture totaled $35,231 and $203,149, respectively. Interest paid to the Lender was $80,000 and $83,722 for the years ended October 31, 2010 and 2009, respectively.

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

Consulting Agreements

On March 17, 2010, the Company entered into a consulting agreement with a consultant to assist the Company in its private placement efforts. The fixed fee consulting agreement calls for payment of $85,000 over the four month service period to be paid by the issuance of 200,000 restricted shares of the Company’s common stock as total consideration. . The Company expensed $50,000 in connection with the fair value of the services performed as of that date, which is included in selling, general and administrative expense for the year ended October 31, 2010. On May 26, 2010, the Company issued 100,000 restricted shares in connection with this agreement. The agreement was cancelled effective May 31, 2010.

On March 22, 2010, the Company also entered into a consulting agreement with a consultant to provide investor relation services to the Company and assist in its private placement efforts. The fixed fee consulting agreement is effective as of April 1, 2010, and calls for payment of $61,200 over a 12-month period to be paid by the issuance of 200,000 restricted shares of the Company’s common stock as total consideration. The agreement is cancelable with 30 days notice. As of October 31, 2010, the Company expensed $36,000 in connection with the fair value of the services performed as of that date, which is included in selling, general and administrative expense for the year ended October 31, 2010. The Company expects to expense the fair value of the services at the end of each milestone service period performed based on the total agreed upon contract price of $61,200 under the agreement through March 31, 2011. As of October 31, 2010, 83,330 restricted shares have been issued by the Company in connection with this agreement. Accrued liabilities include $12,000 for 33,337 restricted shares are due to the consultant as of October 31, 2010, but not issued.

Preferred Stock

On October 5, 2010 the shareholders of the Company approved to amend and restate the articles of incorporation to authorize 100,000,000 shares of preferred stock of the Company with a par value of $0.001 per share and provided that the board of directors be authorized to prescribe the series and the number of the shares of each series of preferred stock and the voting powers, designations, preferences, limitations, restrictions and relative right of the shares of each series of preferred stock.

Shares Reserved for Future Issuance

The Company is required to reserve and keep available of its authorized, but unissued shares of common stock an amount sufficient to effect the conversion of the outstanding Convertible Note Payable, warrants, plus shares granted and available for grant under the Company’s stock option plans, and shares due in connection with consulting agreement. As of October 31, 2010, shares reserved for future issuance comprised of the following:

Shares Reserved
Outstanding stock options under the 2009 Stock Option Plan	10,106,250
Additional shares available under the 2009 Stock Option Plan	4,893,750
Warrants and stock options issued to related party in connection with debt	2,004,034
Convertible note payable	1,000,000
Warrants issued in connection with working capital loans from related parties	700,000
Warrants issued in connection with private placements	4,062,856
Warrants issued to Vendor in connection with Promissory Note Agreement	1,312,500
Shares to be issued in connection with consulting agreement	116,670
24,196,060

Stock Option Plans

On March 31, 2009, the Board of Directors of the Company cancelled all options previously granted under a 2007 Plan, and adopted the 2009 Employee Stock Option Plan providing for granting of up to 11,375,000 stock options to eligible officers, directors, senior management, employees and consultants of the Company. The new options were re-priced at an exercise price of $0.15, and retained their original issue dates and vesting schedules. The expiration date of the options was extended two years. Under ASC 718, the Company measured incremental compensation cost for the replacement stock options as the excess of the fair value of the replacement stock options over the fair value of the cancelled stock option at the cancelation date. The total compensation cost measured at the date of the cancellation and replacement was recognized as the portion of the grant-date fair value of the original award for which the requisite service is expected to be rendered as of March 31, 2009, plus the incremental cost resulting from the cancellation and replacement.

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

A summary of stock option activity for the year ended October 31, 2010 is as follows:

	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding October 31, 2008	6,632,000	$0.41
Granted	8,400,000	$0.15
Exercised	-	-
Cancelled	(6,632,000)	$0.41
Options outstanding October 31, 2009	8,400,000	$0.15	3.7	$ -

Granted	2,450,000	$0.34
Exercised	(225,000)	$0.15
Forfeited	(518,750)	$0.15
Options outstanding October 31, 2010	10,106,250	$0.20	3.1	$ -

Options exercisable October 31, 2010	8,120,833	$0.17	2.8	$ -

Stock based compensation expense included in selling, general and administrative expense for the year ended October 31, 2010 and 2009 totaled $163,190 and $15,871, respectively. The amount of unearned stock-based compensation currently estimated to be expensed from now through fiscal 2012 related to unvested share-based payment awards at October 31, 2010 is $188,782.

14.	RELATED PARTIES

Convertible Debenture

On November 10, 2009 and February 23, 2010, $1,600,000 and $350,000, respectively, of the convertible debt was converted into 19,250,000 and 700,000, respectively, restricted shares of the Company’s common stock. As of October 31, 2010, accrued interest payable outstanding in connection with the convertible debentures totals $98,861 and included in accrued expenses and other current liabilities as interest payable. See Note 7 - Bridge Credit Facility and Convertible Debenture.

Consulting Agreement

On March 17, 2008, the Company entered into a Consulting and Management Services Agreement (the “Consulting Agreement”) with Level Ten Corporate Services, Inc. (“Level Ten”), as amended on June 1, 2008. The Company’s current Chief Financial Officer is also an officer of Level Ten. The Consulting Agreement provided for the Company’s Chief Executive Officer and Chief Financial Officer (the “Consultants”) to provide certain management consulting services to the Company. The Consulting Agreement called for a monthly retainer of $35,000, and was on a month to month basis. See Note 13 – Shareholders’ Equity. Effective January 31, 2010, the Consulting Agreement was terminated.

Fees payable for the Company’s CEO and CFO have been accrued through their own individual consulting companies. As October 31, 2010 and 2009, deferred consulting fees outstanding totaled $562,769 and $179,025, respectively, which is included in accrued expenses and other current liabilities in the Consolidated Balance Sheets. Total payments for management services under the Consulting Agreements for the years ended October 31, 2010 and 2009 was $150,000 and $240,975, respectively.

15.	INCOME TAXES

The Company recognizes deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes, as appropriate. Realization of future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate future taxable income.

Significant components of the Company’s deferred tax assets and liabilities for federal and state income taxes as of October 31, 2010 and 2009 are as follows:

	October 31,
	2010	2009
Deferred tax assets:
Net operating loss	$3,094,000	$1,327,000
Stock-based compensation	71,000	63,000
Provision for inventory obsolescence	72,000	131,000
Deferred consulting fees	187,000	-
Other	198,000	83,000
	3,622,000	1,604,000
Deferred tax liabilities:
Depreciation and amortization	411,000	489,000
Total deferred tax asset	3,211,000	1,115,000

Less valuation allowance	(3,211,000)	(1,115,000)
Net deferred tax asset	$-	$-

Deferred:
Federal	$2,712,000	$870,000
State	484,000	245,000
Foreign	15,000	-
Total deferred tax asset	3,211,000	1,115,000
	(3,211,000)
Less valuation allowance		(1,115,000)
Net deferred tax asset	$-	$-

Provision for income tax (benefit) expense as of October 31, 2010 and 2009 consists of the following:

	October 31,
	2010	2009
Current:
Federal	$1,145	$-
State	800	1,100
Foreign	-	(1,722)
Total current tax provision (benefit)	1,945	(622)
Deferred	-	-
Income tax provision (benefit)	$1,945	$(622)

The income tax provision (benefit) differs from the amount of income tax determined by applying the U.S. federal tax rate to pretax income as of October 31, 2010 and 2009 as follows:

	October 31,
	2010	2009
Effective tax rate (benefit):
Federal	(34.0)%	(34.0)%
State	(5.8)	-
Change in valuation allowance	45.8	23.3
Other	(6.0).	10.7
	- %	- %

In assessing the realizability of deferred income tax assets, management follows the guidance contained within ASC 740, which requires that deferred income tax assets or liabilities be reduced by a valuation allowance, if based on weight of available evidence, considering all relevant positive and negative, objective and subjective evidence, it is “more likely than not” that some portion or all of the deferred income tax assets will not be realized. The Company’s historical operating losses make it very difficult to meet the “more likely than not” standard required to conclude that its deferred tax assets will be fully utilized. Therefore, management has recorded a valuation allowance equal to the total deferred income tax assets of $3,211,000 and $1,115,000 as of October 31, 2010 and 2009, respectively.

The Company adopted the provisions of ASC 740 effective for the first quarter of fiscal year 2008. The Company does not expect the unrecognized tax benefits to significantly increase or decrease within the next twelve months. Based on management’s assessment, the Company doesn’t have any material unrecognized tax benefits at October 31, 2010 and 2009, respectively.

As of October 31, 2010, the Company had federal and California net operating loss carryforwards of approximately $7,829,000 and $7,825,000, respectively, which will begin to expire in fiscal 2028, respectively. As of October 31, 2009, the Company had $110,000 income tax receivable related to refunds due from the Internal Revenue Service for income taxes overpaid, which was received in fiscal year ended October 31, 2010.

The Tax Reform Act of 1986 contains provisions that limit the federal net operating loss carryforwards that may be used in any given year in the event of specified occurrences, including significant ownership changes. As a result of these provisions, utilization of net operating losses would be limited in the event of any future significant ownership change. Such a limitation could result in the expiration of the net operating loss carryforwards before utilization. The Company had such an ownership change related to its parent Nexaira Wireless, a Nevada corporation in connection with the Share Exchange Agreement. The company’s ability to utilize its net operating loss carryforwards may be subject to limitation provided under IRC 382. Management believes the impact of any limitation of net operating loss carryforwards is immaterial.

16.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its San Diego, California facilities totaling approximately 10,000 square feet, under non-cancelable operating leases, with term converting to month-to-month effective January 31, 2010. Current minimum monthly payments total $12,130 under the lease agreements, with provision for annual increases. Effective January 1, 2011 the Company consolidated its operations to approximately 5,000 square feet of space at the monthly of rate $7,445 under a month-to-month agreement. See Note 18 – Subsequent Events.

On February 9, 2010, the Company entered into a 12-month non-cancelable lease for its Midwest sales office calling for monthly payments of $1,200.

In February 2010, the Company also entered into a month-to-month rental agreement for its corporate offices in Vancouver, British Columbia. The office space comprises of approximately 2,300 square feet and calls for base monthly rental payments of $3,960 ($4,035 Canadian Dollars), plus a pro-rata share of common area expenses.

On June 27, 2008, the Company entered into a into a 12-month lease for additional corporate housing calling for monthly payments of $2,950. The lease converted to month-to-month effective July 1, 2009 at the rate of $3,050 per month. The Company terminated this lease effective August 31, 2010.

Annual future minimum payments under the Company’s operating lease agreements as of October 31, 2010 are as follows:

2011	$4,800

Total rent expense for the years ended October 31, 2010 and 2009 under the Company’s operating lease agreements was $238,120 and $201,189, respectively.

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

17.	401(k) PLAN

The Company established a 401(k) defined contribution retirement savings plan under which eligible U.S. employees may choose to defer a portion of their eligible compensation on a pre-tax basis, subject to certain IRS limitations. The 401(k) Plan qualifies under Section 401(k) of the United States Internal Revenue Code of 1986, as amended. The Company may at its sole discretion match employee contributions. The Company did not make matching contributions during the year ended October 31, 2010.

18.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events, as defined by ASC 855, formerly SFAS 165, “Subsequent Events,” through the date that the financial statements are issued.

Note Payable to Vendor

On January 13, 2011, the Company entered into a Debt Settlement and Subscription Agreement with a vendor. Under the terms of the agreement, the Company issued to the vendor 1,500,000 and 2,357,406 shares of common stock of the Company at a deemed price of $0.10 and $0.20 per share, respectively, as full settlement of $150,000 and $471,481, respectively, of the outstanding debt and accrued interest thereon as of January 13, 2011. Effective the closing date of the transaction the Company will record a gain on the early extinguishment of the debt totaling $231,016.

Private Placement

On December 17, 2010, the Company closed a private placement of 8,600,000 shares of common stock at a purchase price of $0.10 per share for aggregate proceeds of $860,000. The Company issued 3,000,000 shares to two non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended (the “Act”) and 5,600,000 shares to nine U.S. persons pursuant to Rule 506 of Regulation D and/or Section 4(2).

Additionally, 1,400,000 warrants were issued as a placement fee and for ongoing investment banking and other financial advisory services to three U.S. persons pursuant to Rule 506 of Regulation D and/or Section 4(2). The warrants are exercisable at a strike price equal to US$0.28 per share until November 18, 2013.

The effect of the issuance of the private placement transactions were not included in calculation of basic and diluted loss per share at October 31, 2010, which would be approximately ($0.07) per share had the issuance of private placement transaction been included.

Stock Options and Warrants to Related Party

On November 7, 2010, 1,129,034 stock options granted to a Lender and related party in November 2008 in connection with the Convertible Loan Agreement expired. On January 14, 2011 the company granted 1,129,034 warrants to purchase 1,129,034 shares of the Company’s common stock at the exercise price of $0.20 per share, expiring on January 15, 2013. The Company will recognize the fair value of the change under the Black-Scholes model totaling $55,809 effective December 17, 2010. See Note 7 – Bridge Credit Facility and Convertible Debenture.

On January 14, 2011, the Board of Directors extended the expiry dates of warrants, issued in August 2009 in connection with the borrowing of funds for working capital purposes, from January 15, 2011 to January 15, 2013.The funds were provided by 0840386 B.C. Ltd. and/or its nominees, 0793296 B.C. Ltd, and 0885084 Alberta Inc., a company related to the Company’s Chief Executive Officer, Chief Financial Officer, and other third party investors. See Note 12 – Working Capital Loans from Related Parties.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On January 4, 2010, as disclosed in our current report on Form 8-K as filed with the Securities and Exchange Commission on January 4, 2010, Manning Elliott LLP, Chartered Accountants (“Manning Elliott”), was dismissed as our principal independent accountant, and on January 4, 2010, we engaged, BDO Seidman, LLP as our principal independent accountant to audit our company’s annual consolidated financial statements for the year ending October 31, 2009. BDO USA, LLP were reappointed for the current year by our shareholders at our annual shareholders’ meeting held on June 22, 2010.

In connection with the change of accountants from Manning Elliott to BDO USA, there were no disagreements of the type described in Item 304(a)(1)(iv) of Regulation S-K.

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

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, our management, with the participation of our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being October 31, 2010. Our president and our chief financial officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of October 31, 2010.

Based on this evaluation, these officers concluded that, as of October 31, 2010, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to our company’s management, including our president and chief financial officer, to allow timely decisions regarding required disclosure.

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

Under the supervision of our chief executive officer and chief financial officer, being our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 31, 2010 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at October 31, 2010.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of our internal control over financial reporting as of October 31, 2010, we determined that there were control deficiencies that constituted material weaknesses which are indicative of many small companies with small staff, such as:

(1)	inadequate segregation of duties and effective risk assessment;
(2)	insufficient staff knowledge for which complex accounting transactions not determined and recorded on a timely basis;
(3)	insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; and
(4)	inadequate security and restricted access to computers, including insufficient disaster recovery plans.

These control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements could not have been prevented or detected on a timely basis. As a result of the material weaknesses described above, we concluded that we did not maintain effective internal control over financial reporting as of October 31, 2010 based on criteria established in Internal Control—Integrated Framework issued by COSO. Our management, board of directors and audit committee are currently evaluating remediation plans for the above deficiencies. During the period covered by this annual report on Form 10-K, we have not been able to remediate the weaknesses described above. However, we plan to take steps to enhance and improve the design of our internal control over financial reporting. Our proposed plans are set out below under the heading, “Management’s Remediation Initiatives”.

Changes in Internal Controls

As discussed above, we conducted an evaluation of the effectiveness of our internal control over financial reporting during our most recent fiscal year end using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation using the criteria established, our management concluded that our internal controls over financial reporting were not effective as of October 31, 2010.

Management’s Remediation Initiatives

Although our company has been unable to meet the standards under COSO because of the limited funds that have been available to a company of our size and stage of development, we are committed to improving our financial organization. Under the corporate governance practices underway, the Board of Directors and management are indentifying ways to reduce the risk of the possibility that a material misstatement is prevented or detected on a timely basis.

As indicated in last year’s annual report, on October 26, 2009, we established an audit committee consisting of four directors, two of whom are independent directors, who oversee the establishment and monitoring of required disclosure controls and procedures and internal control over financial reporting. Effective January 25, 2011, a more comprehensive Audit Committee Charter was adopted, a copy of which is attached as Exhibit 99.1 to this Report. Messrs. Grey, Weinert, Sampson and Proceviat have acted as the members of the audit committee. Messrs. Grey and Weinert are independent as defined by Nasdaq Marketplace Rule 4200(a)(15) or National Instrument 52-110 as adopted by the British Columbia Securities Commission. The audit committee is directed to: review the scope, cost and results of the independent audit of our books and records; review the results of the annual audit with management; review the adequacy of our accounting, financial and operating controls; recommend annually to the board of directors the selection of the independent registered accountants; consider proposals made by the independent registered chartered accountants for consulting work; and report to the board of directors, when so requested, on any accounting or financial matters.

It is our plans for 2011, to undertake to: (1) create a position to segregate duties consistent with control objectives, (2) increase our personnel resources and technical accounting expertise within the accounting function (3) augment our staff knowledge to ensure timely reporting and disclosure of complex accounting transactions and (4) prepare and implement sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers, Promoters and Control Persons

Our directors and executive officers are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Mark Sampson	President, Chief Executive Officer and Director	54	September 29, 2009
Ralph Proceviat	Chief Financial Officer and Director	60	September 29, 2009
Brad Weinert	Director	51	September 29, 2009
James Grey	Director	63	September 29, 2009
Michael Donnell	Director	51	May 18, 2010

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

Officers and Directors

Mark Sampson, President and CEO, Director

Mr. Sampson has been a director of our company since September 29, 2009. He has over 20 years of executive management experience in the telecommunications and information technology sectors with data and Internet companies such as AT&T Canada and Telus Advanced Communications and has served as president and chief executive officer of both public and private companies. He was appointed president and a director of Nexaira Inc., our company’s wholly owned subsidiary, in May of 2008 and chief executive officer in August 2008. From August 2007 to the present, he has been a principal at Level 10 Capital Corp.

From December 2005 to January 2007, Mr. Sampson was Chairman and CEO of GeM Solutions Inc., a publicly traded US company that built and sold security software at the enterprise level to assist companies in controlling security and/or policy abuses regarding electronic communication including email, instant messaging and web surfing. From December 2003 to December 2005, Mr. Sampson was president and CEO of IP Applications Corp., a publicly traded Canadian company that provides business solutions online to Application Service Providers (ASP's) and corporations that use the Internet / Intranet to conduct their business.

We believe Mr. Sampson’s 20 years of experience in the telecommunications and software technology sector, culminating in his service as our company’s president and CEO, gives him in-depth knowledge of our company’s business and an understanding of operational and strategic matters impacting our company. Mr. Sampson’s experience with venture capital financing, private equity investments and acquisitions also provides additional insight to the Board regarding business and management of technology companies. Mr. Sampson currently serves as a member of the Audit and Finance Committee.

Ralph Proceviat, Chief Financial Officer, Director

Mr. Proceviat has been a director of our company since September 29, 2009. He is a chartered accountant and is a member of the Canadian Institute of Chartered Accountants (CICA) and the BC Institute of Chartered Accountants. He has more than 25 years of business experience in diverse industries including high technology, telecommunications, real estate development and brokerage and manufacturing. He has held various executive positions with public and private organizations operating throughout the United States and Canada. He was appointed chief financial officer of Nexaira Inc., our company’s wholly owned subsidiary, in May 2008 and is a member of its board of directors. He has been the president of Level 10 Capital Corp. since May 2007.

In November 2001, Mr. Proceviat joined ThrillTime Entertainment International, Inc. as its chief financial officer to provide financial and business leadership to the board of directors and members of the senior management team operating out of Texas, Colorado and Utah. In July 2002, he was appointed chairman, president and treasurer of our company as well as chairman, president and treasurer of its two US subsidiaries operating out of Salt Lake City, Utah. ThrillTime (prior to its change of name and business) was a publicly traded (Canada and the US) manufacturer and designer of patented thrill rides, earning revenue through ride sales and licensing fees. Mr. Proceviat was responsible for leading the business, finance, regulatory filings, corporate governance, marketing and operational strategies for the organization from November 2001 to April 2005.

From June 2000 to June 2001, Mr. Proceviat was the chief financial officer for NxGen Networks, Inc., a publicly traded U.S. telecommunications company based in Denver, Atlanta and Portland. He led all finance and legal aspects of this public company including the preparation of its business plan, managing a reverse merger, SEC reporting, setting up headquarters, hiring staff and the ultimate sale of our company.

Mr. Proceviat’s extensive operational and financial experience in businesses spans a wide spectrum of industries. Along with his knowledge of public accounting and financial reporting rules and regulations, Mr. Proceviat advises our Board of Directors on financial and business matters including venture capital financing and private equity investments. Mr. Proceviat currently serves as a member of the Audit and Finance Committee. We believe Mr. Proceviat is qualified to serve on our Board of Directors because of his knowledge of our company’s history and current operations, which he gained from working for our company as described above, in addition to his education and business experiences as described above.

James Grey, Director

Mr. Grey has been a director of our company since September 29, 2009. He is a veteran IT and telecom executive with over 30 years of business development experience for companies including Radiant Communications, BC Telecom, Telus and IBM. Although retired since October 2005, Mr. Grey’s experience in the telecommunication and information technology sector and his leadership experience gained by holding the chief executive and executive vice president positions in high profile telecommunication companies, gives him in-depth knowledge of our company’s business and an understanding of operational and strategic matters impacting our company. Mr. Grey’s experience in business and financial management with publicly traded companies provides additional insight to the Board.

From 1999 to October 2005, Mr. Grey was with Radiant Communications. As CEO he managed several rounds of venture financing and took the company public on the Toronto Stock Exchange Venture market. From 1993 to 1999, Mr. Grey was vice president for BC Telecom, where he developed the Data and Internet Services group. In 1996, he assumed responsibility for the regulated Data Services business before co-leading the merger with TELUS in 1999. During this time he also started and chaired the boards of subsidiary companies focused on providing value added services in healthcare and electronic commerce. As executive vice president and president of Advanced Communications he led the Telus expansion of services across Canada. Prior to BC Telecom, Mr Grey had an extensive career with IBM culminating with him being GM for western Canada responsible for the software and services business. Mr. Grey has been active as a board member throughout his career for many private and public companies including Accenture, British Columbia Institute of Technology (BCIT) and Junior Achievement. He was a board member and Chair of NCompass Labs who were purchased by Microsoft in 2000. Mr. Grey currently sits on the board of directors of five companies. He holds a Bachelor of Commerce degree from the University of Manitoba. He majored in accounting and was a gold medalist in auditing.

We believe Mr. Grey is qualified to serve on our Board of Directors because of his knowledge of our company’s history and current operations, which he gained from working for our company as described above, in addition to his education and business experiences as described above.

George B. (Brad) Weinert, Director

Mr. Weinert has been a director of our company since September 29, 2009. He brings over 25 years of professional management experience in a variety of high-technology market segments including wireless data networking, computer software, local and wide area networking, telecommunications, online commerce and computer hardware and peripherals. He served as president for Novatel Wireless from August 2007 to December 2008 and as acting CEO from November 2006-2007. While at Novatel,, Mr. Weinert held increasingly responsible positions, including chief operating officer (November 2006 to August 2007), and senior vice president of business development (March 2003 to April 2006). From February 1999 to December 2001, he worked for Novatel in product management and corporate strategy capacities and was responsible for developing the IPO road show, technology & product roadmap, corporate strategy, corporate marketing, strategic partnerships and business development.

From January 2002 to March 2003, Mr. Weinert served as COO of Okbridge, an Internet gaming and software company. From February 1998 to February 1999, he was vice president product management at IVasion/RouterWare Inc. where he oversaw the design, development and delivery of all commercial and OEM networking products. Mr. Weinert received a Bachelor of Science in Business Administration from San Diego State University.

The Board of Directors has concluded that Mr.Weinert should serve as Chairman of the Board of Directors of our company because of his 25 years of professional management experience, including holding the key positions of chief executive officer and chief operating officer of a publicly traded company. Mr. Weinert’s experience in high technology and his educational background in business administration bring to the Board in-depth insight into the technology and business issues affecting our company. Mr. Weinert currently serves as a member of the Audit and Finance Committee.

Michael Donnell, Director

Mr. Donnell has been a director of our company since May 18, 2010. He has more than 25 years of experience leading public and private telecommunications and software companies ranging in size from start-up phase to organizations with 2,500 employees. He has also provided market development, business planning and financing advice to a number of firms in the telecommunications, hardware and software sectors. He graduated from Central Oklahoma University with a Bachelor of Business Administration degree.

From September 2008 to August 2009 he was president and CEO of Sutus, a venture backed start-up developing a converged IT and telephony appliance combining a VoIP PBX, file server, email server, router, firewall, wireless access point, and VPN remote access server. He was recruited by our board of directors to resolve significant manufacturing and software development issues and to rationalize the distribution, supply chain, and channel strategies.

From September 2006 to June 2009 Mr. Donnell was president and CEO of New Global Telecom (NGT), a wholesale provider of VoIP services for commercial accounts. From August 2003 to May 2005 he was president and CEO of Zi Corp., a publicly traded US software development technology company focused on integrating embedded software products for electronic devices.

Mr. Donnell’s professional management experience in both public and private telecommunications and software companies makes him uniquely qualified to serve as a director of our company. Mr. Donnell brings tremendous strength to our company having held the key position of chief executive officer of both publicly traded and private companies. Mr. Donnell’s past and current involvement providing market development, business planning and financing advice to a number of firms in the telecommunications, hardware and software sectors, will provide great depth and in-sight into the technology and business issues facing our company.

Sherrill Aspin, Secretary

Ms. Aspin has more than 30 years of business experience spanning a number of industries in the private and public sectors. Ms. Aspin completed the Canadian Securities Course through the Canadian Securities Institute in 1981 and in 1995 she completed the Corporate Governance of VSE Issuers Course through Simon Fraser University, B.C. She was appointed Corporate Secretary of our company and its subsidiaries in February 2009. She has been responsible for all corporate governance and administrative functions for the portfolio investments under the Level 10 Capital group of companies since March 2007. From April 1994 to January 2005 she was the corporate secretary and a director of ThrillTime Entertainment International, Inc., a publicly traded company.

Directorships

None of our directors are either board members or officers of any publicly traded companies worldwide.

Family Relationships

There are no family relationships among our directors and officers.

Board Leadership Structure and Role in Risk Management

Mark Sampson	President and Chief Executive Officer (member of the Audit Committee)
Ralph Proceviat	Chief Financial Officer (member of the Audit Committee)
Brad Weinert	Chairman of the Board and Independent director (member of the Audit Committee)
James Grey	Independent director (Chairman of the Audit Committee)
Michael Donnell	Independent director

Our Board of Directors has determined that the positions of principal executive officer and Chairman of the Board should be held by two separate individuals. The Chairman of the Board is not an officer of our company and can therefore be deemed to our company’s lead director.

Mr. Brad Weinert currently serves as the Chairman of the Board of Directors. Mr. Mark Sampson serves as President and Chief Executive Officer.. The Board of Directors believes that the separation of the role of Chairman of the Board from that of the President and Chief Executive Officer provides the preferred form of leadership for our Company. The Board of Directors believes Mr. Sampson’s position as President and Chief Executive Officer encourages clear accountability and effective decision-making, and provides strong leadership for our company’s employees and other stakeholders. All three independent directors are actively engaged in shaping the Board of Director’s agenda and our Company’s strategy.

Mr. Ralph Proceviat serves as Chief Financial Officer and Director of our company. He is also a member of the Audit Committee. Mr. Jim Grey, an independent director is Chairman of the Audit Committee

Significant Employees of Nexaira, Inc.

Robert Young, Executive Vice President Sales and Marketing

Mr. Young has more than 25 years of experience in Telecommunications and Aerospace/Defense Systems industries. Bob recently served as Executive Vice President of Business Development, Sales and Marketing for CrimeReports.com which grew to over 500 new customers in the US, Canada, and the UK under his leadership. Prior to that, Mr. Young was Executive Vice President of World Wide Sales and Marketing at HelloSoft Incorporated. HelloSoft is a global company in the software and IP market space with over 150 employees. As the Senior Vice President and General Manager of the Global Telecommunications Group within SAIC, Mr. Young was responsible for strategic direction, sales and marketing and won numerous awards in SAIC’s federal and commercial telecommunications business. In this position at SAIC, Mr. Young managed 3500 people on four continents and was the Executive Sponsor for clients such as SBC, Qwest, Bell South and The County of San Diego. During his tenure at SAIC, Mr. Young directed investments in 13 telecommunications companies with SAIC’s Venture Capital Corporation, including Nuera Systems, Granite Systems, Packet Video, Solect, and numerous others.

Prior to SAIC, Mr. Young served as the Vice President for Global Services at Viasoft. He was responsible for revenue growth of $35M and for managing more than 200 employees in 55 countries.

As Project Management Executive at IBM Global Services he managed and directed the development and implementation of complex networking and ERP software projects with a staff of over 200 personnel in IBM’s Global Services organization. Prior to IBM he spent 10 years with Lockheed Martin, where for he was the Program Office Director for the F-22’s Weapon System Integrity Program. He managed and directed an engineering and support staff of more than 450 engineers.

Mr. Young has a Bachelor’s degree from the College of William and Mary and a Master’s degree in Engineering from Oklahoma State University and is a registered Professional Engineer and certified Project Management Professional.

Carl Silva, Chief Scientist and Vice President of Technology

Mr. Silva has more than twenty years of diversified experience in telecommunications, networking and high technology. As Senior Managing Partner and Founder with Anza Borrego Partners from 2004-2006, he designed a new VoIP Information Security (INFOSEC) practice for NextiraOne, a $500M privately-held firm specializing in PBX and VoIP. Carl was one of the founding members of VOIPSA.org. In July 2006, Carl Founded Cognigen Business Systems, Inc. (CBSi), a managed services provider for VoIP, broadband wireless, DSL and video surveillance systems for the Small to Mid-Size Retail Marketplace. At CBSi, Carl designed a VoIP and broadband strategy and architecture to provide VoIP, broadband and Point of Sale backup services for Subway franchise locations. CBSi was acquired by Anza Borrego Partners, Inc. in September 2007.

From 1996-2003, Carl held the position of Senior Vice President (reporting directly to the CEO) at Science Applications International Corporation (SAIC) where he managed SAIC’s converged network business, formulating investment strategy and venture capital expenditures. Carl served on the Boards of seven companies, managed over 300 professionals, including engineers, sales people, program managers, project managers and subcontractors and was responsible for Converged Network Deployment and Applications. He also had full P&L responsibilities for $42M a year in systems integration projects. Carl developed and implemented SAIC's VoIP and converted networks technology systems integration business, serving a broad range of clients, including: the White House Communications Agency, Clark County School District and Brown Brothers Harriman. Carl directed SAIC's investment in several startup companies including Solect, a successful IP billing company which was acquired by AMDOCS for $1.3B (netting a $425M profit for SAIC). Carl is fluent in English, French, Spanish and conversational Portuguese.

Mr. Silva holds a BS in Math and Computer Science from the University of New Hampshire

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

Mr. Wright has been in the data communications industry for over 25 years, providing leadership and vision during the introduction of datacom services to the North American marketplace. Rusty has been successful in a wide range of roles including Engineering, Operations, Marketing and Sales.

Most recently, Rusty was Sr. Vice President of Sales for GEM Solutions. Previously, he has held Sr. Management positions at Netifice, Yipes and most notably, as Vice President of Data Sales for AT&T Canada (which merged with MetroNet) where he grew data revenues from start-up to $70M a year. Previously, Rusty spent 15 years at US West in Sales, Marketing and Engineering organizations. During his tenure, Frame Relay Services grew from $1.5 to $150M in annual revenue. Rusty also contributed to the development and successful marketing of the Self Healing Network Services which went on to become an industry standard for private line transport services (and to generate $100Ms in annual sales).

Prior to US WEST, Wright was part of InteCom’s engineering and marketing teams, during the development the first integrated Voice Data PBX. Previously, he was part of Xerox’s National Field Operation team supporting the original launch of the Ethernet data communications standard.

JR Yakel, Vice President of Sales

Mr. Yakel has more than 15 years of experience in business analysis, technical and networking functions, including the last 10 in the wireless telecommunications industry. As VP of Sales for Nexaira, Inc. he has rebuilt the team to increase sales, attract new partners and distributors, expand market penetration and develop channel awareness.

From 2006-2007, he was Sales Manager with Novatel Wireless supporting the Sprint Nextel account – where he met and exceeded his quarterly $23 million quota four consecutive quarters, averaging over $40 million per quarter. From 1999-2006, he held various positions with Sprint selling External Data Devices, telemetry products and modules. He served as Manager of software development (Connection Manager Development) where he oversaw all Lab Certification efforts and Vendor Manager for all OEM’s including Sierra Wireless, Novatel Wireless, Pantech, UTStarcom, Growell USA (formally known as Yiso), Wavecom, Ericson and Motorola.

From 1997-1999, as Information Systems Manager for Tensile Designs, Inc., he built out the company’s entire IT network infrastructure from the ground up and implemented Remote Access Services (RAS), Virtual Private Network (VPN) connectivity and video conferencing between Kansas City, MO and Sydney Australia. From 1988-1997 he worked in the prefabricated metal building industry as a Design and Business Analyst for Butler Manufacturing.

William R. Neale, BASc, MBA, PEng – Vice President of Business Development – Canada

Mr. Neale has over thirty years of experience in the telecommunications industry working with Carriers all over North America. Bill has been directly involved in service and product development, operations, business development and marketing for a broad spectrum of telecom technologies including wireline/wireless and fiber optics networking, voice and data switching as well as IP Networking and Enterprise applications.

Since 2000 Mr. Neale has been President and CEO of William R. Neale & Associates Ltd., a company that provides business and product advisory services to companies in Western Canada and the US. Some of these projects included the development of integrated VOIP and Soft Switch Technologies/Service. Mr. Neale has held senior management roles in Telus Advanced Communications (formerly BCTel), including Vice President of National Data Solutions. While with Telus, he provided the architecture for North America’s first Asynchronous Transfer Mode (ATM), High Speed Network with an imbedded IP structure for the delivery of IP based Enterprise Solutions to the desktop. From 1976 to 1985 Mr. Neale was with Northern Telecom and Bell Northern Research responsible for development and market introduction of Nortel’s first Urban Digital Loop Carrier System.

Mr. Neale received a BASc in Engineering Physics from Ottawa University in 1976 and his MBA in 1980. He is a Professional Engineer, a past director of the Canadian Association of Internet Providers (CAIP), and SIMTECH (an advanced simulation technology consortium). Mr. Neale is a member in good standing of the Association of Professional Engineers in British Columbia and Ontario.

Involvement in Certain Legal Proceedings

Our directors, executive officers, promoters, and control persons have not been involved in any of the following events during the past ten years:

-	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

-	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

-	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

-	being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

-	being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any federal or state securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease- and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

-	being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee

Our board of directors established an audit committee on October 26, 2009. The board of directors adopted its charter for the audit committee on October 26, 2009. Effective January 25, 2011, a more comprehensive Audit Committee Charter was adopted, a copy of which is attached as Exhibit 99.1 to this Report. Messrs. Grey, Weinert, Sampson and Proceviat have acted as the members of the audit committee. Messrs. Grey and Weinert are independent as defined by Nasdaq Marketplace Rule 4200(a)(15) or National Instrument 52-110 as adopted by the British Columbia Securities Commission. The audit committee is directed to: review the scope, cost and results of the independent audit of our books and records; review the results of the annual audit with management; review the adequacy of our accounting, financial and operating controls; recommend annually to the board of directors the selection of the independent registered accountants; consider proposals made by the independent registered chartered accountants for consulting work; and report to the board of directors, when so requested, on any accounting or financial matters.

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

Nomination Committee For Appointment of Directors

As of October 31, 2010, we have not established an ad hoc Nomination Committee for the appointment of directors. It is our intention to establish a Nomination Committee prior to our next annual stockholders meeting. While the board is preparing to adopt the a charter for the nomination committee, our board of directors has determined that the current members of the board are qualified and have the necessary experience to provide our company with good corporate governance guidelines and practices. We have not affected any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a formal policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Board’s Role in Risk Oversight

Our Board of Directors plays an active role in our company’s risk oversight and is responsible for overseeing the processes established to report and monitor systems that mitigate material risks applicable to our company. Such oversight is facilitated in large part by the Audit Committee, which receives reports from management, the internal audit team and our company’s independent registered public accounting firm regarding audit procedures, accounting and financial controls, disclosure controls, financial risk assessment and risk management. The Audit Committee discusses our major risk exposures and the steps that have been taken to monitor and control such exposures with management. In addition, members of our company’s management may also report directly to the Board of Directors on significant risk management issues.

Code of Ethics

On October 30, 2009, our company’s board of directors adopted a Code of Ethics and Business Conduct that applies to, among other persons, our company’s president and chief executive officer (being our principal executive officer) and our company’s chief financial officer (being our principal financial officer and principal accounting officer), as well as persons performing similar functions. As adopted, our Code of Ethics and Business Conduct sets forth written standards that are designed to deter wrongdoing and to promote:

-	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
-	full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;
-	compliance with applicable governmental laws, rules and regulations;
-	the prompt internal reporting of violations of the Code of Ethics and Business Conduct to an appropriate person or persons identified in the Code of Ethics and Business Conduct; and
-	accountability for adherence to the Code of Ethics and Business Conduct

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors~~,~~ and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with~~,~~ with the exception of the following:

Name/Position	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
James Grey	1	1	None
Michael Donnell	1	1	None
Sherrill Aspin	1	1	None

ITEM 11.	EXECUTIVE COMPENSATION.

Compensation Committee

On January 25, 2011 our board of directors adopted a Compensation Committee Charter which defines the role and responsibilities of the Committee. The Compensation Committee has primary responsibility for discharging the Board’s responsibilities with respect to (i) setting the compensation of the Company's executive officers; (ii) overseeing the Company's equity-based plans; (iii) reviewing and making recommendations to the full Board regarding Board compensation; and (iv) performing such other duties and responsibilities as may be consistent with the provisions of this charter.

A copy of our company’s Compensation Committee Charter is filed as Exhibit 99.2 to this annual report.

The following table shows the compensation received by our executive officers for the periods indicated:

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (5)	Non- Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)	Total ($)
Mark Sampson, President, CEO & Director	2010	240,000(1)	Nil	Nil		Nil	Nil	Nil
	2009	240,000(1)	Nil	Nil	3,965	Nil	Nil	Nil	243,965
Ralph Proceviat CFO, Treasurer & Director	2010	200,000(2)	Nil	Nil		Nil	Nil	Nil
	2009	180,000(2)	Nil	Nil	2,643	Nil	Nil	Nil	182,643
Rusty Wright Vice President of Marketing & Products, Nexaira, Inc.	2010	174,519(3)	Nil	Nil	-	Nil	Nil	15,081	189,600
JR Yakel Vice President of Sales, Nexaira, Inc.	2010	139.502(4)	Nil	Nil	$3,602	Nil	Nil	5,192	148,296
	2009	147,692	Nil	Nil	$1,322	Nil	Nil	40,004	189,018

(1)	This compensation reflects monthly consulting fees payable to Mark Sampson and/or his Canadian consulting company. Of the $580,000 fees for fiscal 2010 and 2009, Cdn. $393,791 remains unpaid.
(2)	This compensation reflects monthly consulting fees payable to Ralph Proceviat and/or his Canadian consulting company. Of the $380,000 fees for fiscal 2010 and 2009, Cdn. $287,025 remains unpaid.
(3)	This compensation reflects a gross salary of $174,519 of which $20,192 remains unpaid. Included in other compensation is a onetime moving allowance of $15,081.
(4)	This compensation reflects a gross salary of $139,500 of which $3,654 remains unpaid. Included in other compensation is commissions earned during fiscal 2010 and 2009.
(5)
The value of the stock-based compensation is determined by using the Black-Scholes model, with the following assumptions:
a weighted average expected life of 2-3 years, expected volatility of 50% to 79.13%, risk free interest rates of .81% to 2.89% and expected dividend yield of 0%. The amounts in the Stock Awards column reflect the aggregate grant date fair value of the stock option awards granted in the respective fiscal year as computed in accordance with ASC Topic 718, excluding the effect of estimated forfeitures.

Outstanding Equity Awards at Fiscal Year-End

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date ($)	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares of Units of Stock that Have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($)
Mark Sampson, President, CEO and Director	1,312,500	Nil	Nil	$0.15	July 17, 2013	Nil	Nil	Nil	Nil
Ralph Proceviat CFO, Treasurer and Director	875,000	Nil	Nil	$0.15	July 17, 2013	Nil	Nil	Nil	Nil
Rusty Wright Vice President of Marketing & Products, Nexaira, Inc. JR Yakel Vice President of Sales	875,000	Nil	Nil	$0.15	July 17, 2013	Nil	Nil	Nil	Nil
	525,000	Nil	Nil	$0.15	July 17, 2013	Nil	Nil	Nil	Nil
	75,000	Nil	Nil	$0.31	March 22, 2015	Nil	Nil	Nil	Nil

On September 28, 2009, our company’s board of directors adopted our 2009 Stock Option Plan by unanimous consent resolution, with effectiveness of the Plan conditional upon stockholder approval. Under the Plan, eligible employees, consultants, and such other persons, other than directors, subject to tax in the United States who are not eligible employees, may receive awards of “non-qualified stock options.” Also under the Plan, individuals who, at the time of the option grant, are employees of our company or any related company, as defined in the Plan, who are subject to tax in the United States, may receive “incentive stock options,” and non-United States residents may receive awards of “options.” The purpose of the Plan is to retain the services of valued key employees, directors, officers and consultants and to encourage such persons with an increased incentive to make contributions to our company. The aggregate number of shares of our company’s common stock with respect to which stock options may be granted under the Plan shall not exceed 15,000,000 shares. In general, if awards under the Plan are for any reason cancelled, or expire or terminate unexercised, the shares covered by such options will again be available for the grant of awards under the Plan. The Plan was approved by our company’s stockholders at our annual stockholders meeting held on June 22, 2010. As of October 31, 2010 the following options are outstanding under the Stock Option Plan:

Name/Position	Number of Options Granted	Exercise Price	Expiry Date
Mark Sampson, President, CEO and Director	1,312,500	$0.15	July 17, 2013
Ralph Proceviat, Chief Financial Officer and Director	875,000	$0.15	July 17, 2013
Sherrill Aspin, Corporate Secretary	175,000	$0.15	July 17, 2013
Sherrill Aspin, Corporate Secretary	175,000	$0.31	March 22, 2015
Executive Group	2,537,500
James Grey	437,500	$.015	July 17, 2013
James Grey	150,000	$0.31	March 22, 2015
Brad Weinert	437,500	$0.15	July 17, 2013
Michael Donnell	437,500	$0.425	April 17, 2015
Non-Executive Director Group	1,462,500
JR Yakel, Vice President of Sales	525,000	$0.15	July 17, 2013
JR Yakel, Vice President of Sales	75,000	$0.31	March 22, 2015
Rusty Wright, Vice President of Marketing and Products	875,000	$0.15	July 17, 2013
Carl Silva, Chief Scientist and Vice President of Technology	700,000	$0.15	July 17, 2013
Robert Young, Executive Vice President Sales & Marketing	800,000	$0.31	March 22, 2015
William Neale, Vice President Business Development	400,000	$0.31	March 22, 2015
Subsidiaries Executive Group	3,375,000
Non-Executive Employee Group	2,731,250

Compensation of Directors

We have approved a policy of compensating our non executive directors for their service in their capacity as directors at a nominal $1,000 per month plus out-of-pocket expenses. During the fiscal year ended October 31, 2010, $43,000 was accrued of which $4,000 was paid. We may reimburse our directors for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compensation Earnings Option Awards ($)	All Other Compen- sation ($)	Total ($)
Jim Grey Director	$12,000	Nil	$542(2)	Nil	Nil	Nil	$12,542
Brad Weinert Director	$12,000	Nil	$542(2)	Nil	Nil	Nil	$12,542

Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compensation Earnings Option Awards ($)	All Other Compen- sation ($)	Total ($)
Michael Donnell Director	$5,000	Nil	$31,798	Nil	Nil	Nil	$36,798
Bernard Parkinson Former director	$7,000	Nil	Nil	Nil	Nil	Nil	$7,000
Garry Bourns Former director	$7,000	Nil	Nil	Nil	Nil	Nil	$7,000

(1)
Compensation paid to each of Mark Sampson and Ralph Proceviat is included above under the heading “Summary Compensation Table”. Neither Mr. Sampson nor Mr. Proceviat received compensation for their services as directors during the fiscal year ended October 31, 2010.

(2)
The value of the stock-based compensation is determined by using the Black-Scholes model, with the following assumptions: a weighted average expected life of 2-3 years, expected volatility of 50% to 60%, risk free interest rates of .81% to 2.89% and expected dividend yield of 0%. The amounts in the Stock Awards column reflect the aggregate grant date fair value of the stock option awards granted in the respective fiscal year as computed in accordance with ASC Topic 718, excluding the effect of estimated forfeitures.

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

Pension, Retirement or Similar Benefit Plans

Effective January 1, 2008, we established a 401(k) defined contribution retirement savings plan under which eligible U.S. employees may choose to defer a portion of their eligible compensation on a pre-tax basis, subject to certain IRS limitations. The 401(k) Plan qualifies under Section 401(k) of the United States Internal Revenue Code of 1986, as amended. Our company may at its sole discretion match employee contributions. We did not make matching contributions in the year ended October 31, 2010.

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

Securities Authorized for Issuance under Equity Compensation Plans

Effective September 28, 2009, we adopted our 2009 Stock Option Plan. The following table sets outs certain information concerning securities reserved for issuance under the 2009 Stock Option Plan as of October 31, 2010:

Plan Category	Number of common shares to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of common shares remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders	10,106,250	$0.20	4,893,750
Total	10,106,250	$0.20	4,893.750

2009 Stock Option Plan

The following description applies to our 2009 Stock Option Plan that was adopted on September 28, 2009 and stockholder approval of the Plan was obtained at our annual meeting held on June 22, 2010. 9,989,583 options have been granted and remain outstanding under this plan as of the date of this annual report on Form 10-K.

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

Security Ownership of Certain Beneficial Owners and Management

As of January 28, 2011, there were 72,268,522 shares of our common stock outstanding. The following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Title of Class	Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage of Class (2)
Director and Officer
Common Stock	Mark Sampson 6204 Imperial Avenue West Vancouver, BC V7W 2J2	6,232,771(3)	8.38%
Common Stock	Ralph Proceviat 4817 Oaktree Court Burnaby, BC V5G 4K9	16,022,523(4)	21.03%
Common Stock	Brad Weinert 8641 Dallas Street La Mesa, CA 91942	Nil(5)	-
Common Stock	James Grey 2462 Carr Lane	Nil(6)	-

Title of Class	Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage of Class (2)
	West Vancouver, BC V7S 3H5
Common Stock	Michael Donnell 5195 Pinyon Jay Road Parker, CO, USA 80134	Nil(7)	-
Common Stock	Sherrill Aspin 11646 94th Avenue Delta, BC V4C 3R6	1,062,500(8)	1.46%
Common Stock	Directors and Officers as a group	23,317,794(3) (4)	30.87%

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

(2)
Percentage based on 72,268,522 shares of common stock outstanding on January 28, 2011, including shares of restricted stock subject to options or warrants currently exercisable or exercisable within 60 days of January 28, 2011, which are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(3)
Includes 423,674 common shares owned by 0885084 Alberta Ltd., a company owned or controlled by Mark Sampson. Also includes 773,674 warrants exercisable within 60 days that are owned by 885084 Alberta Inc.: 350,000 warrants, each of which entitles the holder to purchase one share of common stock at the exercise price of $0.20 per share on or before January 15, 2013, and 423,674 warrants each of which entitles the holder to purchase one share of common stock at the exercise price of $1.00 per share on or before January 6, 2012. Does not include 1,312,500 options exercisable within 60 days

(4)
Includes 7,633,066 common shares owned by 0793296 B.C. Ltd., a company owned or controlled by Ralph Proceviat, and 350,000 common shares owned by Level 10 Capital Corp, a company owned or controlled by Ralph Proceviat. Also includes 3,054,034 warrants exercisable within 60 days that are owned by 0793296 B.C. Ltd, 875,000 of which entitle the holder to purchase one common share at the exercise price of $0.10 per share until June 29, 2011; 1,479,034 of which entitle the holder to purchase one common share at the exercise price of $0.20 per share until January 15, 2013; 700,000 of which entitle the holder to purchase one common shares at the exercise price of $1.00 until February 23, 2011. Does not include 875,000 options held by Ralph Proceviat that are exercisable within 60 days.

(5)	Does not include 437,500 options exercisable within 60 days.
(6)	Does not include 587,500 options, of which 537,500 are exercisable within 60 days.
(7)	Does not include 437,500 options, of which 145,833 are exercisable within 60 days.
(8)	Does not include 350,000 options exercisable within 60 days. Includes 500,000 shares owned by Sherrill Aspin’s spouse.

Changes in Control

None

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

Other than as listed below and disclosed in Items 7, 9, 11 and 12 of this Report, we have not been a party to any transaction, proposed transaction, or series of transactions in which, to our knowledge, any of our directors, officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

Convertible Debenture

On November 10, 2009, $1,600,000 of the convertible debt was converted into 19,250,000 restricted shares of our common stock at a conversion price of $0.083117 per share in connection with the Share Exchange Agreement effective September 29, 2009. The Conversion price was determined based on the average conversion price of the Amendment 4 revision price of every $0.20 for the pre-March advances and $0.10 conversion price for the March advance, or $0.15, and 11,000,000 shares based on total debt of $1,600,000 converted.

On February 23, 2010, the lender converted the remaining $350,000 of convertible debt into 700,000 units at $0.50 per unit. Each unit is comprised of one common share and one common share purchase warrant. Each non-transferable warrant entitles the holder to purchase one additional share of our common stock at a price of $1.00 per share until February 23, 2012. The units were issued pursuant to a debt conversion agreement dated February 23, 2010.

For the years ended October 31, 2010 and 2009, interest expense incurred in connection with the convertible debenture totaled $35,231 and $203,149, respectively. Interest paid to the Lender was $80,000 and $83,722 for the years ended October 31, 2010 and 2009, respectively.

Consulting Agreement

On March 17, 2008, the Company entered into a Consulting and Management Services Agreement (the “Consulting Agreement”) with Level Ten Corporate Services, Inc. (“Level Ten”), as amended on June 1, 2008. The Company’s current Chief Financial Officer is also an officer of Level Ten. The Consulting Agreement provided for the Company’s Chief Executive Officer and Chief Financial Officer (the “Consultants”) to provide certain management consulting services to the Company. The Consulting Agreement called for a monthly retainer of $35,000, and was on a month to month basis..See Note 13 – Shareholders’ Equity. Effective January 31, 2010, the Consulting Agreement was terminated.

Fees payable for the Company’s CEO and CFO have been accrued through their own individual consulting companies. As October 31, 2010 and 2009, deferred consulting fees outstanding totaled $562,769 and $179,025, respectively, which is included in accrued expenses and other current liabilities in the Consolidated Balance Sheets. Total payments for management services under the Consulting Agreements for the years ended October 31, 2010 and 2009 was $150,000 and $240,975, respectively.

Warrants

On November 7, 2008, the Company’s subsidiary entered into a Stock Option Agreement with 0793296 B.C. Ltd., (the “Lender”) granting the Lender an option to purchase 645,162 common shares at the price of $0.31 US per share, exercisable at any time until November 7, 2010. Pursuant to the Share Exchange Agreement, the Company acquired these options on the basis of 1.75 options for every one option granted by the Company’s subsidiary for a total of 1,129,034 options. These options expired on November 7, 2010. On January 14, 2011, in consideration and acknowledgement of the Lender’s continued support, specifically in (a) not calling the loan; (b) agreeing to convert the principal amount of $1,950,000 debt into shares of the Company; (c) agreeing to defer interest payments on said demand loans as well as the amount remaining after the debt conversions; and (d) providing additional funding to the Company by way of current outstanding promissory note loans, which at October 31, 2010 aggregate to $412,000, the Company granted warrants to purchase up to 1,129,034 common shares at an exercise price of US $0.20 per share exercisable at any time until January 15, 2013. See Note 18 – Subsequent Events.

Working Capital Loans from Related Parties

During the year ended October 31, 2010, 0793296 B.C. Ltd, a related party of the Company, advanced $362,000 under working capital loan agreements. The loans bear interest at the rate of 12% per annum As of October 31, 2010 $362,000 is outstanding under the working capital loan agreements. Accrued interest payable outstanding in connection with the working capital loan agreements total $26,566 and included in accrued expenses and other current liabilities as interest payable.

As of October 31, 2009, $681,349, which is net of debt discount of $6,046, was outstanding under the working capital loans from related parties, for total proceeds in the amount of $687,395 which is comprised of the following:

-
On July 9, 2009, 0793296 B.C. Ltd. advanced $50,000 for short-term working capital needs. The loan bears interest at 12% per annum and is payable quarterly commencing October 1, 2009. Interest increases to 15% per annum after October 31, 2009 until the loan is repaid. As of October 31, 2010, $50,000 is outstanding under the advance.

-
In October, 2009 0793296 B.C. Ltd advanced $275,000 for short-term working capital needs under promissory note agreements, of which $200,000 is to be applied to a form of subscription agreement in connection with the Company’s private placement offering subsequent to October 31, 2009. The notes bear interest at 18% per annum and are payable quarterly commencing January 2010. On January 6, 2010, $200,000 of the promissory note agreements was converted into 400,000 units at $0.50 per unit in connection with the Company’s private placement offering. Total interest payable in connection with the advances as of October 31, 2009 was $4,167.

-	On August 27, 2009, the Board of Directors approved the borrowing of funds through a factoring company (the “Factoring Co.”) for working capital needs. The proceeds are funded by 0840386 B.C. Ltd. and/or its nominees 0793296 B.C. Ltd, and 0885084 Alberta Inc., a company related to the Company’s Chief Executive Officer, Chief Financial Officer, and other third party investors. The funds advanced under the terms of the factoring agreement bear a factoring fee of 2% per month. The Company has received three advances for total of $362,395 under the agreement, of which $0 and $362,395 was outstanding as of October 31, 2010 and 2009, respectively. Total interest payable related to the borrowings as of October 31, 2009 is $20,157.

We issued warrants to the Factoring Co. to purchase up to 700,000 shares of the Company’s common stock for eighteen months from the date of investment at $0.20 per share. We recorded the fair value of the warrants under the Black-Scholes model as debt discount totaling $12,000. Accretion of the debt discount totaled $6,045 and $5,955 as of October 31, 2010 and 2009, respectively. On January 14, 2011, the Board of Directors extended the expiration dates of the warrants from January 15, 2011 to January 15, 2013.

On January 6, 2010, we also converted a promissory note payable agreement and interest payable thereon, from a related party totaling $211,837 into 423,674 units at $0.50 per unit pursuant to a debt conversion agreement. On January 6, 2010, we also converted promissory notes payable agreements and interest payable thereon, from two lenders totaling $290,425 into 580,849 units at $0.50 per unit pursuant to debt conversion agreements.

Director Independence

As at January 28, 2010, we have three “independent directors” as the term is used in Nasdaq Rule 4200(a)(15): Messrs. Weinert, Grey, and Donnell. Mr. Weinert, Chairman of the Board, is not an officer of our company and can therefore be deemed to our company’s lead director.

National Instrument 52-110

We are a reporting issuer in the Province of British Columbia. National Instrument 52-110 of the Canadian Securities Administrators requires our company, as a venture issuer, to disclose annually in our annual report certain information concerning the constitution of our audit committee and our relationship with our independent auditor. As defined in National Instrument 52-110, Messrs. Weinert. Grey and Donnell are independent directors. For a description of the education and experience of our audit committee members that is relevant to the performance of their respective responsibilities as audit committee members, please see the disclosure under the heading “Item 10. Directors, Executive Officers and Corporate Governance – Business Experience”.

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

On January 25, 2011 our audit committee adopted a new comprehensive Audit Committee Charter which defines the role and responsibilities of the Committee as well as defining the policies and procedures for the engagement of non-audit services. A copy of our company’s Audit Committee Charter is filed as an exhibit to this annual report.

National Instrument 58-110

We are a reporting issuer in the Province of British Columbia. National Instrument 58-110 of the Canadian Securities Administrators requires our company, as a venture issuer, to disclose annually in our annual report certain information concerning corporate governance disclosure.

Board of Directors

Our board of directors currently acts with five members consisting of Mark Sampson, Ralph Proceviat, Brad Weinert, James Grey, and Michael Donnell. We have determined that Messrs. Sampson and Proceviat are not independent as that term is defined in National Instrument 52-110 due to the fact that they are officers of our company. Messrs Weinert, Grey, and Donnell are independent.

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

Directorships

None of our directors are currently directors of any other reporting issuers (or the equivalent in a foreign jurisdiction).

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

The aggregate fees billed for the fiscal year ended August 31, 2009 for professional services rendered by Manning Elliott LLP for the audit of our annual financial statements prior to the year end change to October 31, 2009 and review of the financial statements included in our quarterly reports on Form 10-Q or services that were provided by Manning Elliott LLP in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Year Ended August 31, 2009
Audit Fees – Manning Elliott LLP	$20,050
Audit Related Fees	$nil
Tax Fees	$nil
All Other Fees	$nil
Total	$20,050

The aggregate fees billed or expected to be billed for the most recently completed fiscal years ended October 31, 2010 and 2009 for professional services rendered by BDO USA LLP for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q or services that are normally provided by BDO USA LLP in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	October 31, 2010	October 31, 2009
Audit Fees – BDO USA LLP	$99,000	$64,000
Audit Related Fees	$nil	$nil
Tax Fees	$nil	$nil
All Other Fees	$nil	$nil
Total	$99,000	$64,000

Pre-Approval Policies and Procedures

Our board of directors pre-approves all services provided by our independent auditors. All of the above services were reviewed and approved by our board of directors before such services were rendered.

Our board of directors has considered the nature and amount of fees billed by BDO USA, LLP and believes that the provision of services for activities unrelated to the audits conducted for the fiscal year ended October 31, 2010 is compatible with maintaining the independence of BDO USA, LLP.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit Number
Description

(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our registration statement on Form S-1/A filed on October 10, 2008)

3.2	Bylaws (incorporated by reference from our registration statement on Form S-1/A filed on October 10, 2008)

3.3	Amendment to Articles of Incorporation and Bylaws – 8 for 1 forward split (incorporated by reference from our Form 8-K filed on September 24, 2009)

3.4*	Certificate of Amendment to Articles of Incorporation and Bylaws – filed on October 7, 2010 with the Secretary of State of Nevada creating 100,000,000 preferred stock with a par value of $0.001 per share.

(10)	Material Contracts

10.1	Form of Subscription Agreement used in a private placement offering that closed on July 25, 2007 between our company and 32 investors (incorporated by reference from our registration statement on Form S-1/A as filed with the Commission on October 10, 2008)

10.2	Share Exchange Agreement dated September 29, 2009 (incorporated by reference from our current report on Form 8-K as filed with the Commission on October 2, 2009)

10.3	Assumption Agreement dated September 29, 2009 (incorporated by reference from our current report on Form 8-K as filed with the Commission on October 2, 2009)

10.4	Return to Treasury Agreement dated October 28, 2009 between our company and Edward Dere (incorporated by reference from our current report on Form 8-K as filed with the Commission on November 9, 2009)

10.5	Share Purchase Agreement dated October 29, 2009 between our company and Slawek Kajko (incorporated by reference from our current report on Form 8-K as filed with the Commission on November 9, 2009)

10.6	Form of Stock Option Agreement (incorporated by reference from our current report on Form 8-K as filed with the Commission on November 9, 2009)

10.7	Form of Debt Conversion Subscription Agreement (incorporated by reference from our annual report on Form 10-K for the year ended August 31, 2009 as filed with the Commission on November 18, 2009). Form of Subscription Agreement for Non-US Persons (incorporated by reference from our current report on Form 8-K as filed with the Commission on January 11, 2010)

10.8	Form of Assumption Agreement (incorporated by reference from our current report on Form 8-K as filed with the Commission on January 11, 2010)

10.09	Form of Assumption Agreement (incorporated by reference from our current report on Form 8-K as filed with the Commission on February 24, 2010)

10.10	Form of Debt Conversion Agreement (incorporated by reference from our current report on Form 8-K as filed with the Commission on February 24, 2010)

10.11	Form of Subscription Agreement for Non-US Persons (incorporated by reference from our current report on Form 8-K as filed with the Commission on February 24, 2010)

10.12	Form of Subscription Agreement (incorporated by reference from our current report on Form 8-K as filed with the Commission on April 29, 2010)

10.13	$400K Convertible Note (incorporated by reference from our current report on Form 8-K as filed with the Commission on August 26, 2010)

10.14	Form of Warrant, US and non-US Subscription Agreements used in a private placement offering that closed on December 17, 2010 between our company and 2 non-US and 9 US investors (incorporated by reference from our current report on Form 8K as filed with the Commission on December 20, 2010)

10.15	Debt Settlement and Subscription Agreement dated January 13, 2011 with Nexaira Inc. and Novatel Wireless, Inc. (incorporated by reference from our current report on Form 8-K as filed with the Commission on January 20, 2011)

(14)	Code of Ethics
14.1	Code of Ethics(incorporated by reference from our annual report on Form 10-K for the year ended August 31, 2009 as filed with the Commission on November 18, 2009)

(21)	Subsidiaries
21	Direct and Indirect Wholly-Owned Subsidiaries of Nexaira Wireless Inc.: Nexaira Wireless (BC) Ltd , a British Columbia company and Nexaira, Inc., a California company

(31)	Certifications
31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer and Principal Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(99)	Additional Exhibits

99.1*	Audit Committee Charter – Adopted on January 25, 2011

99.2*	Compensation Committee Charter – Adopted on January 26, 2011

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXAIRA WIRELESS INC.

/s/ Mark Sampson

By: Mark Sampson
President, Chief Executive Officer and Director
(Principal Executive Officer)
Dated: January 28, 2011

/s/ Ralph Proceviat

By: Ralph Proceviat
Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)
Dated: January 28, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mark Sampson

By: Mark Sampson
President, Chief Executive Officer and Director
(Principal Executive Officer)
Dated: January 28, 2011

/s/ Ralph Proceviat

By: Ralph Proceviat
Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)
Dated: January 28, 2011

/s/ James Grey	/s/ Brad Weinert	/ Michael Donnell

By: James Grey	By: Brad Weinert	By: Michael Donnell
Director	Director	Director
Dated: January 28, 2011	Dated: January 28, 2011	Dated: January 28, 2011