Form 10-Q
period 2011-01-31
NEXAIRA WIRELESS INC.
filed 2011-03-17
CIK 1445625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 2011

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ________

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

(Former name, former address and former fiscal year, if changed since last report) N/A

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
(Not applicable)

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

Yes [   ] No [ X ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 75,810,522 common shares issued and outstanding as of March 17, 2011.

INDEX

		Page
PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as at January 31, 2011 (unaudited) with comparative figures as at October 31, 2010 (audited)	4

	Condensed Consolidated Statement of Operations (unaudited) For the three months ended January 31, 2011 and 2010	5

	Condensed Consolidated Statement of Cash Flows (unaudited) For the three months ended January 31, 2011 and 2010	6

	Condensed Consolidated Statement of Shareholders’ Deficit and Other Comprehensive Loss for the year ended October 31, 2010 (audited) and the three months ended January 31, 2011 (unaudited)	7

	Notes to the Condensed Consolidated Financial Statements.	8

ITEM 2.	Management’s Discussion and Analysis or Plan of Operation	17

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	32

ITEM 4T.	Controls and Procedures	32

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	34

ITEM 1A.	Risk Factors	34

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42

ITEM 3.	Defaults Upon Senior Securities	42

ITEM 4.	Removed and Reserved	42

ITEM 5.	Other Information	42

ITEM 6.	Exhibits	43

	SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

While the information presented in the accompanying interim condensed consolidated financial statements for the quarter ended January 31, 2011 is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period. These interim condensed consolidated financial statements follow the same accounting policies and methods of their application as the Company’s October 31, 2010 annual audited condensed consolidated financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim condensed financial statements be read in conjunction with the Company’s October 31, 2010 annual audited consolidated financial statements.

NEXAIRA WIRELESS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	January 31,
	2011	October 31,
	(unaudited)	2010
ASSETS
Current assets:
Cash and cash equivalents	$14,053	$107,727
Accounts receivable, net	160,286	200,416
Inventories, net	189,235	162,525
Prepaids and other current assets	63,753	94,406
Total current assets	427,327	565,074

Property and equipment, net	200,980	205,599
Other assets:
Software development costs, net	884,079	917,417
Patents and trademarks, net	95,584	100,616
Total other assets	979,663	1,018,033

TOTAL ASSETS	$1,607,970	$1,788,706

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Short-term promissory notes payable	$950,000	$950,000
Note payable to vendor, net	-	576,449
Accounts payable	592,761	729,854
Accrued payroll and related liabilities	244,642	453,625
Convertible note payable, net	357,686	281,319
Embedded derivative liability	171,792	154,615
Promissory notes payable to related parties	412,000	412,000
Interest payable	226,750	195,796
Note payable to bank	49,349	56,666
Accrued board of directors fees	82,000	73,000
Deferred consulting fees	743,323	562,769
Accrued expenses and other current liabilities	278,444	280,564
Total current liabilities	4,108,747	4,726,657

Commitments and contingencies

Shareholders’ deficit:
Preferred stock, $0.001 par value:
Authorized shares – 100,000,000
Issued and outstanding – Nil	-	-
Common stock, $0.001 par value:
Authorized shares — 600,000,000
Issued and outstanding – 72,268,522 and 59,811,116, respectively	72,269	59,811
Additional paid-in capital	6,987,413	5,622,753
Accumulated deficit	(9,410,023)	(8,488,905)
Other comprehensive loss:
Foreign exchange translation	(150,436)	(131,610)
TOTAL SHAREHOLDERS’ DEFICIT	(2,500,777)	(2,937,951)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$1,607,970	$1,788,706

See Accompanying Notes to Consolidated Financial Statements

NEXAIRA WIRELESS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	January 31,
	2011	2010
Revenues	$291,500	$506,338

Cost of product revenues	158,971	371,095
Amortization expense	54,637	16,498

Total cost of revenues	213,608	387,593

Gross profit	77,892	118,745

Operating expenses:
Research and development	152,256	228,719
Selling, general and administrative	853,217	929,311
Total operating expenses	1,005,473	1,158,030
Loss from operations	(927,581)	(1,039,285)

Other (expense) income:
Gain on settlement of note payable and accounts payable	253,569	-
Interest and other expense	(246,306)	(102,665)
Total other (expense) income	7,263	(102,665)
Loss from operations before income taxes	(920,318)	(1,141,950)
Income tax provision	800	800
Net loss	$(921,118)	$(1,142,750)

Per share data:
Weighted average shares outstanding used in computation of basic and diluted net loss per share:
Basic and diluted	64,417,677	53,963,643

Net loss per share:
Basic and diluted	$(0.01)	$(0.02)

See Accompanying Notes to Condensed Consolidated Financial Statements

NEXAIRA WIRELESS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	January 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(921,118)	$(1,142,750)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	88,918	51,930
Loss on disposal of fixed assets	-	241
Provision for bad debts	1,054	-
Provision for inventory obsolescence	-	2,880
Warranty reserve	2,064	1,727
Stock-based compensation expense	49,761	1,477
Gain on settlement of note payable to vendor and disputed accounts payable	(253,569)	-
Loss on embedded derivative liability	17,177	-
Accretion of discount on debt	161,015	12,609
Changes in operating assets and liabilities:
Accounts receivable	39,076	83,897
Inventories	(26,710)	267,430
Prepaids and other current assets	30,653	(72,222)
Accounts payable	(137,093)	160,221
Accrued expenses and other liabilities	64,909	59,096
Net cash used in operating activities	(883,863)	(573,464)
Cash flows from investing activities:
Purchases of property and equipment	(29,033)	(4,847)
Software development costs	(13,510)	(3,350)
Patents and trademarks	(1,125)	(1,820)
Net cash used in investing activities	(43,668)	(10,017)
Cash flows from financing activities:
Proceeds from issuance of common stock	860,000	175,000
Net proceeds from promissory note payable to third party	-	200,000
Repayment of note payable to vendor	-	(104,677)
Proceeds from short-term promissory note payable		100,000
Repayment of note payable to bank	(7,317)	(7,622)
Advances from shareholder	-	9,499
Net cash provided by financing activities	852,683	372,200
Net decrease in cash and cash equivalents before effect of exchange rate	(74,848)	(211,281)
Effect of exchange rate changes on cash	(18,826)	22,799
Net decrease in cash and cash equivalents	(93,674)	(188,482)
Cash and cash equivalents at beginning of period	107,727	260,067
Cash and cash equivalents at end of period	$14,053	$71,585

See Accompanying Notes to Condensed Consolidated Financial Statements

NEXAIRA WIRELESS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Shareholders’ Deficit and Other Comprehensive Loss
For the Year Ended October 31, 2010 and the Three Months Ended January 31, 2011
(Unaudited)

				Accumulated
			Additional	Other
	Common		Paid-in	Comprehensive	Accumulated		Comprehensive
	Stock	Amount	Capital	Loss	Deficit	Total	Loss
BALANCE OCTOBER 31, 2009	36,329,262	$36,329	$1,504,289	$(75,264)	$(3,824,143)	$(2,358,789)

Conversion of convertible debentures into common stock	19,950,000	19,950	1,930,050			1,950,000
Conversion of promissory notes payable to related party into common stock	423,674	424	211,413			211,837
Conversion of promissory notes payables to third parties into common stock	580,849	581	289,844			290,425
Issuance of common stock in connection with private placements	2,025,000	2,025	1,297,975			1,300,000
Issuance of common stock in connection with consulting agreements	183,330	183	79,817			80,000
Issuance of common stock in connection with settlement of accounts payable	94,001	94	21,391			21,485
Issuance of warrants in connection with convertible note payable			49,458			49,458
Purchase price adjustment in connection with Share Exchange Agreement with Technology Publishing, Inc.			41,801			41,801
Exercise of stock options	225,000	225	33,525			33,750
Stock-based compensation			163,190			163,190
Net loss					(4,664,762)	(4,664,762)	$(4,664,762)
Foreign exchange translation				(56,346)		(56,346)	(56,346)
Total comprehensive loss							$(4,721,108)

BALANCE OCTOBER 31, 2010	59,811,116	59,811	5,622,753	(131,610)	(8,488,905)	(2,937,951)

Issuance of common stock in connection with private placements	8,600,000	8,600	851,400			860,000
Issuance of common stock in connection with settlement of note payable to vendor	3,857,406	3,858	381,884			385,742
Issuance of warrants for replacement of options previously issued in connection with the amended convertible debenture			81,615			81,615
Stock-based compensation			49,761			49,761
Net loss					(921,118)	(921,118)	$(921,118)
Foreign exchange translation				(18,826)		(18,826)	(18,826)
Total comprehensive loss							$(939,944)

BALANCE JANUARY 31, 2011	72,268,522	$72,269	$6,987,413	$(150,436)	$(9,410,023)	$(2,500,777)

See Accompanying Notes to Consolidated Financial Statements

NEXAIRA WIRELESS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
For the Three Months Ended January 31, 2011 and 2010
(Unaudited)

1.	THE COMPANY

Nexaira Wireless Inc. (“the Company”), formerly known as Technology Publishing, Inc. (“TPI”) was incorporated in the State of Nevada on March 19, 2007. The Company is headquartered in Vancouver, British Columbia Canada and its principal operations are located in San Diego, California. The Company develops and distributes 3G/4G wireless broadband routing solutions, as well as communications software to wireline and wireless carriers, Managed Service Providers (MSPs), Value Added Resellers (VARs) and distributors. The Company also provides customization services, marketing tools, provision and airtime activations based on individual customer needs. The Company is publicly traded on the Over-the-Counter Bulletin Board (OTCBB) under the symbol “NXWI” and can be found on the worldwide web at www.nexaira.com.

2.	BASIS OF PRESENTATION

The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position as of January 31, 2011, and the results of operations and cash flows for the three months ended January 31, 2011 and 2010. The balance sheet as of October 31, 2010 is derived from the Company’s audited financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended October 31, 2010.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2010, as filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and also requires disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates made by management include revenue recognition estimates, the valuation of deferred income tax assets, the valuation of equity instruments, allowance for doubtful accounts, inventory obsolescence, the fair value of a derivative liability, and warrants issued in connection with debt.

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

Ongoing unfavorable economic conditions worldwide have led to a low level of liquidity in many financial markets and extreme volatility in the credit and equity markets available to the Company. The Company has obtained funds from both related and unrelated parties since its inception. Management believes this funding will continue, and is actively seeking new investors. Management believes the existing shareholders and prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core business. The Company has plans to raise up to $5 million by the second quarter of fiscal 2011 through equity and favorable debt financing.

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

4.	SIGNFICANT ACCOUNTING POLICIES

Revenue Recognition

The Company’s revenues comprise of the following:

  distribution of third party mobile wireless broadband, modules and router solutions, as well as related accessories;

  the Company’s proprietary wireless router solutions that are integrated with the Company’s internally developed software that is essential to the functionality of the equipment; and

  customization services, marketing tools, provisioning and airtime activations based on individual customer needs.

The Company recognizes revenue, net of sales tax, in accordance with ASC 605-10, Revenue Recognition, when all four basic criteria are met: 1) there is evidence that an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectability is reasonably assured. In addition, the Company does not recognize revenue until all customers’ acceptance criteria have been met. The criteria are usually met at the time of product shipment, except for shipments to distributors with rights of return. The portion of revenue from shipments to distributors subject to rights of return is deferred until the agreed upon percentage of return or cancellation privileges lapse. The Company considered ASC 985-605, Software Revenue Recognition applied to the revenue recognition of the Company’s newly developed products sold during the three months ended January 31, 2011 and 2010. The Company does not currently sell its proprietary router product and internally developed software separately, and no services are provided after the product is shipped. Therefore, normal ASC 605-10 revenue recognition guidance applies as noted above.

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

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of January 31, 2011 or that will be recognized in the future and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, prepaids and other current assets, and other assets, accounts payable, accrued expenses, accrued interest, taxes payable, and other current liabilities, approximate their fair values because of the short maturity of these instruments. The Company’s notes payable to shareholders, long-term debt, and convertible note approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at January 31, 2011 and October 31, 2010. The Company’s embedded derivative liability measured at fair value on a recurring basis was determined using the following inputs:

Fair Value Measurements at January 31, 2011
Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Embedded derivative liability	$171,792	$-	$-	$171,792

As of January 31, 2011, the Company’s stock price was $0.10, risk-free discount rate of 4.33% and volatility of 125% was used to obtain fair value of $171,792, resulting in the change in fair value of $17,177 recorded as other expense in the Company’s Consolidated Statements of Operations for the three months ended January 31, 2011.

A reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)
	Embedded Derivative Liability
	January 31,	October 31
	2011
	(unaudited)	2010

Balance beginning of period	$154,615	$-
Embedded derivative in connection with convertible debt	-	121,249
Total unrealized loss included in earnings	17,177	33,366
Balance end of period	$171,792	$154,615

Concentration of Credit Risk

The Company provides products and services to a variety of customers worldwide. Concentration of credit risk with respect to revenues and trade receivables is limited due to the geographic and industry dispersion of the Company’s customer base. The Company has not experienced significant credit losses on its customer accounts. A small number of customers has typically accounted for a large percentage of the Company’s annual revenues and trade accounts receivable. Three customers accounted for 41%, 17% and 10%, respectively, of the Company’s revenues for the three months ended January 31, 2011. Four customers accounted for 37%, 14%, 13% and 10%, respectively, of the Company’s revenues for the three months ended January 31, 2010. Four customers accounted for 23%, 17%, 16% and 13%, respectively, of trade accounts receivable as of January 31, 2011. As of January 31, 2010, two customers accounted for 49% and 25% of outstanding trade accounts receivable.

The Company relied on two suppliers to provide 98% and 68% respectively of total inventory purchases for the three months ended January 31, 2011 and 2010.

Research and Development Costs

Internal costs relating to research and development costs incurred for new software products and enhancements to existing products, other than certain software development costs that qualify for capitalization, are expensed as incurred.

Software Development Costs

The Company capitalizes software development costs in accordance with ASC 985-20, Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Software development costs consist of labor and overhead costs related to development of the Company’s suite of NexWare™ firmware for the Company’s suite of wireless routers. Software development costs are capitalized when technological feasibility and marketability of the related product has been established. On June 1, 2008, the Company established technological feasibility upon successful completion and testing of the Company’s first working router product pilot firmware program. Capitalized software costs are amortized on a product-by-product basis over five years, beginning when the product is available for general release to customers. As of January 31, 2011, software development costs in the amount of $884,079 includes $109,374 related to the development of NexWare™ Enterprise Pro product expected to be released in the second half of 2011. Accordingly, amortization has not begun on NexWare™ Enterprise Pro to date.

Intangible Assets

Intangible assets, consisting principally of patents and trademarks, are accounted for in accordance with ASC 350.30, Goodwill and Other Intangibles. Intangible assets that have finite lives are amortized using the straight-line method over their estimated useful lives of fifteen years. Amortization expense included in selling, general and administration expense for the three months ended January 31, 2011 and 2010 was $6,157 and $4,330, respectively.

5.	CERTAIN FINANCIAL STATEMENT INFORMATION

Inventories, net

Inventories consist of the following:

	January 31,
	2011	October 31,
	(unaudited)	2010
Broadband cards	$14,135	$14,390
Modules	35,740	35,740
Routers	232,293	214,984
Accessories and branding collateral	77,820	77,164
	359,988	342,278
Less allowance for obsolescence	(170,753)	(179,753)
	$189,235	$162,525

Property and equipment, net

Property and equipment consist of the following:

	January 31,
	2011	October 31,
	(unaudited)	2010
Computer equipment	$201,906	$201,906
Computer software and website development costs	119,093	119,093
Office and lab equipment	46,438	46,438
Furniture and fixtures	25,793	25,793
Leasehold improvements	17,947	17,947
Product tooling and moulds	116,849	87,816
	528,026	498,993
Less accumulated depreciation and amortization	(327,046)	(293,394)
	$200,980	$205,599

Depreciation expense for the three months ended January 31, 2011 and 2010 totalled $33,652 and $31,102, respectively.

6.	SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended January 31,
	2011	2010
Cash paid for interest	$1,046	$16,843

Cash paid for income taxes	$-	$800

Non-cash financing and investing activities:
Issuance of common stock in connection with settlement of note payable to vendor	$385,742	$-
Issuance of warrants for replacement of options previously issued in connection with the amended convertible debenture	$81,615	$-
Embedded derivative liability	$17,177	$-
Conversion of convertible debenture into common stock	$-	$1,600,000
Conversion of promissory notes payable to related parties into common stock	$-	$502,262
Issuance of common stock in connection with settlement of short-term borrowing advanced for subscription agreement	$-	$200,000

7.	NET LOSS PER SHARE

Basic earnings per share (“EPS”) exclude dilution and are computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive securities, which currently comprise of options and a convertible note, are excluded from the diluted EPS computation in loss periods and when their exercise price is greater than the market price as their effect would be anti-dilutive.

A reconciliation of weighted-average basic shares outstanding to weighted-average diluted shares outstanding follows:

	For the Three Months Ended
	January 31,
	2011	2010

Basic weighted average common shares outstanding	64,417,677	53,963,643

Effect of dilutive securities:
Convertible note	-	-
Stock options	-	-

Diluted weighted average common and potential common shares outstanding	64,417,677	53,963,643

As of January 31, 2011, shares reserved for the exercise of warrants totaled 9,479,390, and 15,000,000 shares are reserved for issuance upon the exercise of options granted under the Company’s Stock Option Plan, of which 9,989,583 are outstanding. In addition, 116,670 shares are reserved in connection with a consulting agreement entered into on March 22, 2010, and 1,000,000 shares are reserved for the convertible note payable agreement entered into on August 20, 2010. On February 25, 2011, the lender delivered a notice of conversion with respect to $10,000 of the principal amount of the note into 142,030 common shares. See Note 12 – Subsequent Events. These were excluded from the calculation of diluted earnings per share as their effect was anti-dilutive.

As of January 31, 2010, shares reserved for the conversion of the convertible note, exercise of warrants to purchase common stock, and options to purchase common stock totaled approximately 1,400,000, 4,642,023 and 15,000,000, respectively, and were excluded from the calculation of diluted earnings per share as of January 31, 2010. On November 7, 2010, 1,129,034 stock options granted to a Lender and related party in November 2008 expired. On January 14, 2011 the Company granted 1,129,034 warrants to purchase 1,129,034 shares of the Company’s common stock. These were excluded from the calculation of diluted earnings per share as of January 31, 2011, as their effect was anti-dilutive.

8.	NOTE PAYABLE TO VENDOR

On January 13, 2011, the Company entered into a Debt Settlement and Subscription Agreement with a vendor. Under the terms of the agreement, the Company issued to the vendor 1,500,000 and 2,357,406 shares of common stock of the Company at a deemed price of $0.10 and $0.20 per share, respectively, as full settlement of $150,000 and $471,481, respectively, of the outstanding debt and accrued interest thereon as of January 13, 2011. The Company recorded a gain on the settlement of this note payable of $231,016, which is included in gain on settlement of note payable and accounts payable in the Company’s Condensed Consolidated Statements of Operations.

9.	CONVERTIBLE NOTE PAYABLE

On August 20, 2010, the Company entered into a 10% Convertible Note Agreement with an investor for total proceeds of $400,000, less $8,500 debt issuance fees which is amortized over twelve months to July 31, 2011. The Convertible Note Agreement bears interest at 10% per annum and matures July 31, 2011. The note holder has the option after six months following the issuance date to convert the outstanding principal amount under the Convertible Note Agreement, together with unpaid interest thereon, into the Company’s common stock at a conversion price equal to the lesser of (i) $0.50 and (ii) 80% of the average of the three lowest daily dollar volume-weighted average sale price (“VWAPS”) for the Company’s common stock on any particular trading day during the twenty (20) consecutive trading days immediately preceding the applicable conversion date on which the Holder elects to convert all or part of the note. Total amortization expense in connection with the debt issuance costs for the three months ended January 31, 2011 is $2,261 and is included in interest and other expense in the Company’s Condensed Consolidated Statements of Operations.

The Company determined that the VWAP contained certain price protection features and constituted an embedded derivative. Using the Monte Carlo Valuation Model, the fair value of the embedded derivative at January 31, 2011 was determined to be $171,792. The Company’s stock price on January 31, 2011was $0.10, risk-free discount rate of 4.33% and volatility of 125% was used to obtain fair value as of January 31, 2011, resulting in the change in fair value of $17,177 recorded as other expense in the Company’s Condensed Consolidated Statements of Operations for the three months ended January 31, 2011. Accretion of the debt discount associated with the embedded derivative totaled $60,956 for the three months ended January 31, 2011 and is included in interest and other expense in the Company’s Condensed Consolidated Statements of Operations.

Under the scope of ASC 815-10, the freestanding detachable warrants issued in connection with the issuance of the debt instrument are not considered to be derivative instruments. Under the Black-Scholes model, the Company determined the fair value of the warrants is $49,458, which is recorded as debt discount and to be accreted to interest expense over twelve months to July 31, 2011. Accretion of the debt discount associated with the warrants totaled $13,150 for the three months ended January 31, 2011 and is included in interest and other expense in the Company’s Condensed Consolidated Statements of Operations.

On February 25, 2011, the note holder executed a Form of Conversion Notice for conversion of $10,000, plus accrued interest thereon totaling $518, into 142,030 shares of common stock of the Company. See Note 12 – Subsequent Events.

10.	SHAREHOLDERS’ DEFICIT

Non-brokered Private Placements

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

Shares Reserved for Future Issuance

The Company is required to reserve and keep available of its authorized, but unissued shares of common stock an amount sufficient to effect the conversion of the outstanding Convertible Note Payable, warrants, plus shares granted and available for grant under the Company’s stock option plans, and shares due in connection with consulting agreement. As of January 31, 2011, shares reserved for future issuance are comprised of the following:

Shares
Reserved
Outstanding stock options under the 2009 Stock Option Plan	9,989,583
Additional shares available under the 2009 Stock Option Plan	5,010,417
Warrants issued to related party in connection with debt	2,004,034
Convertible note payable	1,000,000
Warrants issued in connection with working capital loans from related parties	700,000
Warrants issued in connection with private placements	4,062,856
Warrants issued to Vendor in connection with Promissory Note Agreement	1,312,500
Warrants issued as placement fee for ongoing investment banking and other advisory services	1,400,000
Shares to be issued in connection with consulting agreement	116,670

25,596,060

Stock Option Plan

The Company’s 2009 Stock Option Plan provides for the granting of equity awards, including restricted stock and incentive and nonqualified stock options to purchase up to 15,000,000 shares of the Company’s common stock, to employees, directors, officers and independent consultants of the Company.

A summary of stock option activity in connection with the 2009 Stock Option Plan as of January 31, 2011 is as follows:

		Weighted
		Average
	Number	Exercise
	Outstanding	Price
Options outstanding October 31, 2009	8,400,000	$0.15
Granted	2,450,000	$0.34
Exercised	(225,000)	$0.15
Forfeited	(518,750)	$0.15
Options outstanding October 31, 2010	10,106,250	$0.20
Granted	-	-
Exercised	-	-
Forfeited	116,667	$0.15
Options outstanding January 31, 2011	9,989,583	$0.20
Options exercisable January 31, 2011	8,354,166	$0.17

Stock based compensation expense included in selling, general and administrative expense for the three months ended January 31, 2011 and 2010 totaled $49,761 and $1,477, respectively. The amount of unearned stock-based compensation currently estimated to be expensed from now through fiscal 2012 related to unvested share-based payment awards at January 31, 2011 is $139,020.

11.	RELATED PARTY TRANSACTIONS

On November 7, 2010, 1,129,034 stock options granted to a Lender and related party in November 2008 in connection with the Convertible Loan Agreement expired. On January 14, 2011, the Company granted 1,129,034 warrants to purchase 1,129,034 shares of the Company’s common stock at the exercise price of $0.20 per share, expiring on January 15, 2013. The Company recognized the fair value of the change under the Black-Scholes model totaling $81,615 effective December 17, 2010.

On January 14, 2011, the Board of Directors extended the expiry dates of warrants, issued in August 2009 in connection with the borrowing of funds for working capital purposes, from January 15, 2011 to January 15, 2013. The funds were provided by 0840386 B.C. Ltd. and/or its nominees, 0793296 B.C. Ltd, and 0885084 Alberta Inc., a company related to the Company’s Chief Executive Officer, Chief Financial Officer, and other third party investors.

12.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events, as defined by ASC 855, “Subsequent Events,” through the date that the financial statements were issued.

Short Term Note Payable

On February 2, 2011, the Company entered into short-term promissory note agreement in the amount of $250,000 with an unrelated party, for working capital purposes. The promissory note agreement is due on demand and bears interest at 12% per annum.

Convertible Note Payable

On February 25, 2011, the convertible note holder delivered a notice of conversion with respect to $10,000 of the principal amount of a note, dated August 20, 2010, in the principal amount of $400,000 issued by the Company to the note holder. Effective February 25, 2011, the $10,000 and $518 of accrued interest thereon, were converted into 142,030 common shares of the Company’s stock at a deemed conversion price of $0.074053 per share. See Note 9 –Convertible Note Payable.

Conversion of Short-Term Promissory Note Payable

On February 25, 2011, as disclosed in our current Form 8K as filed with the Commission on March 2, 2011, we entered into a debt settlement and subscription agreement with one investor whereby the Company agreed to issue 2,500,000 shares of our common stock in settlement of $250,000 of a $300,000 short-term promissory notes payable owing by us to the investor. The shares were issued at a deemed price of $0.10 per share. We also issued the investor a note in the principal amount of $50,000 with respect to the remaining balance payable on the debt.

Consulting Agreements

On February 24, 2011, as disclosed in our current Form 8K as filed with the Commission on March 2, 2011, we entered into a letter agreement with a financial advisor, whereby the advisor agreed to provide certain advisory services to the Company in consideration for the issuance of up to 1,800,000 shares of common stock at a deemed price of $0.10 per share, with the shares to be issued as follows: (a) 450,000 shares upon execution of the letter agreement; and (b) 150,000 shares at the end of each month starting on the last day of the fourth month through the twelfth month of the term of the agreement.

Also, on February 24, 2011, as disclosed in our current Form 8K as filed with the Commission on March 2, 2011, we entered into a consulting agreement , whereby the consultant has agreed to provide certain consulting services to the Company in consideration for the issuance of up to 1,800,000 shares of common stock at a deemed price of $0.10 per share, to be issued as follows: (a) 450,000 shares upon execution of the consulting agreement; and (b) 150,000 shares at the beginning of each month starting on the first day of the fourth month through the twelfth month of the term of the agreement.

On March 2, 2011, in connection with the entry into the letter agreements with the financial advisor and the consultant as described above, we issued an aggregate of 900,000 shares of common stock to four U.S. persons who are accredited investors.

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

  Results of operations. This section provides an analysis of our results of operations for the three months ended January 31, 2011 and 2010. A brief description is provided of transactions and events that impact the comparability of the results being analyzed.

  Outstanding Share Data. This section provides the designation and number or principal amount of (a) each class and series of voting or equity securities for which there are securities outstanding; (b) each class and series of securities for which there are securities outstanding if the securities are convertible into, or exercisable or exchangeable for, voting or equity securities and (c) each class and series of voting or equity securities that are issuable on the conversion, exercise or exchange of outstanding securities.

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

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

The MD&A should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this report. This discussion contains forward-looking statements. These forward-looking statements are made as of the date of this report. Any statement that refers to an expectation, projection or other characterization of future events or circumstances, including the underlying assumptions, is a forward-looking statement. We use certain words and their derivatives such as “anticipate”, “believe”, “plan”, “expect”, “estimate”, “predict”, “intend”, “may”, “will”, “should”, “could”, “future”, “potential”, and similar expressions in many of the forward-looking statements. The forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and other assumptions made by us. These statements and the expectations, estimates, projections, beliefs and other assumptions on which they are based are subject to many risks and uncertainties and are inherently subject to change. We describe many of the risks and uncertainties that we face in “Risk Factors” in Item 1A and elsewhere in this report. Our actual results and actual events could differ materially from those anticipated in any forward-looking statement. Readers should not place undue reliance on any forward-looking statement.

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

In 2008, management initiated the development of a new wireless routing platform and for the first time in our history we began writing our own proprietary firmware and software. We retooled our operations and processes to provide compelling 3G/4G wireless routing solutions that we believe are highly competitive in both function and price. Management anticipated the effect of exiting the non strategic low margin distribution business in 2009 and 2010 and knowing the impact on revenues made appropriate adjustments in our cost structure relating to the legacy distribution business.

In March 2009, we announced the availability of our NexWare™ i3 GUI (patent pending) graphical user interface firmware (i3 GUI) for our small office/home office (SOHO) and business class routers. We believe our i3 GUI quickly and effortlessly displays a comprehensive real time view of router status including auto-configuration results of internet wide area network (WAN) connections, which reduces customer support requirements and maintenance costs for service providers, carriers and managed virtual network operators.

During our last fiscal year we launched three new products: (i) our Business Class II high availability router (BCII); (ii) our High Availability network Adapter (HANATM); and (iii) our 3G/4G SOHO router. We believe that our patent pending i3 GUI makes routing platforms quick and easy to install providing the functionality, performance and ease of use expected in the market today. We believe our routing devices are ideal for high availability applications acting as the primary router to wireless, DSL, landline or cable networks, or can be used to provide complete device and network redundancy in wan-failover/ fail back applications. As a result, we believe that we have developed a highly robust and secure “adaptive wireless technology platform” that incorporates security functionality and management capability historically only found in wireline routing hardware which we believe is unique in the wireless industry. Unlike many of our competitors, we uniquely own and control all aspects of the processor, operating system and software and can consistently and rapidly develop features and functions required by our customers. This not only improves speed to market but enables us to customize our routing software to meet the specific needs of customers in specialized and unique industry verticals such as ATMs, Kiosk and wireless CCTV security cameras.

We believe we have developed highly functional wireless firmware and software data technologies. Our development staff has engineered a family of proprietary wireless 3G/4G routers that we believe will outperform the competition at a lower price while maintaining significant gross margins. In parallel with this product development we believe we have built an experienced management team and Board of Directors. Our sales and operations are headquartered in San Diego and our corporate office is in Vancouver, British Columbia.

Nexaira’s Business and Outlook

We believe our product line will enable our customers to expeditiously connect to and manage secure high speed data connections rivaling traditional landline connectivity, with unmatched functionality, speed and ease of use; at a lower cost. Our wireless broadband data solutions combine an intuitive user interface with advanced firmware and software which we believe will ensure users benefit from the industry’s most advanced features and functionality.

We believe our highly secure routing solutions are simple to install, yet provide the advanced business grade feature sets demanded by the most sophisticated users. Service providers have selected Nexaira’s broadband data solutions for their high availability WAN failover applications using the 3G cellular network to automatically “back up” or “stand in” when service from wireline networks is interrupted. As the marketplace continues to deploy our secure high availability wireless applications as primary access points, void of any wireline connection, we believe there is potential revenue and sales growth in this emerging market. Additionally, we believe that carriers and service providers can dramatically decrease their total cost of ownership (TCO), including management of their installed hardware base, by using our advanced firmware which may extend the shelf life of their customer premise equipment while providing critical device updates through simple downloads. We enable our customers to bring customized wireless broadband solutions to market more quickly and cost effectively than traditional wireline offerings such as DSL, cable or T-1s.

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

Future Strategy. We intend to:

-	Continue to build on our Intellectual Property (IP) by designing and developing leading edge wireless routers including industry leading firmware and software (NexWareTM)
-	Price those solutions aggressively for rapid channel adoption
-	Deliver routing platforms with all the security and management features historically only found on wireline routers
-	Develop and deliver a suite of routing products through:
	-	Wireline Carriers
	-	Information Technology (IT) Resellers
	-	Wireless Operators
	-	Indirect Distribution Channels
	-	Strategic Partnerships
	-	Distributors

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

I3 GUI™ (patent pending)

The i3 GUI and Google gadgets on the desktop provide end-users with instant knowledge of their connection status and throughput performance, which improves the user experience while reducing service provider intervention and support costs. By eliminating the coordination with wireline technicians installation times are significantly reduced. Other valuable customer centric software features we have developed include:

  Iconic images (like the iPhone) on the dashboard to improve customer confidence, ease of use, retention and use of router tools.

  Intuitive structure with simple and logical menu flow to accelerate customer understanding of router functions, minimize apprehension and providing a positive customer and user experience.

  Interactive and automated set-up wizard that displays auto-configuration results of the 3G or 4G connection and provides responsive functional tool tips, which minimizes user frustration and reduces product returns.

  The most advanced wireless features and performance in the industry such as self-provisioning and NexWare's proprietary tuning algorithm which optimizes cellular bandwidth making it easy for end-users to take advantage of broadband speeds without delays, costs or complexities associated with wireline installs.

  Universal Plug in Play (UPnP) automatically connects any 3G or 4G data card to any cellular network.

  Enterprise-grade networking management and security capabilities include auto-failover to a 3G or 4G wireless network to back up the primary wireline network.

  Virtual router redundancy protocol (VRRP) eliminates single point of failure by providing redundancy for the wireline network and router.

  Virtual private networks (VPN) with internet protocol security (IPsec) pass-through and termination protocols provide business class security.

  Wi-Fi scheduling and quality of service (QOS) provides the ability to segregate critical applications to ensure service quality.

  Revenue-generating carrier customization services such as special configuration, branding, quantities and fulfillment enable mobile virtual network operators, service providers and carriers to differentiate and extend their brands, increase sales and accelerate deployment of mobile and fixed data devices and applications.

BCII

The BCII includes security and network protocols for business customers who want to leverage the high availability aspects of the cellular networks for failover, primary access or remote/mobile locations but with the business class features traditionally found only on wireline products. The BCII extends enterprise or corporate networks over cellular broadband as well as supports traditional DSL, cable, T-1 or Ethernet, providing automatic failover with anti-flap and VRRP to ensure network stability. The BCII supports VPNs with IPSec termination allowing up to five simultaneous encrypted sessions.

With the deployment of the new 3G+ and 4G networks and NexWareTM secure business class capabilities customers with remote locations can use these new high speed cellular networks as their primary network connection , saving both time and money. The BCII connects seamlessly with HSPA and HSPA + networks from AT&T, Bell and Rogers and Telus as well as 4G networks including Sprint and Clear’s WiMax and Verizon’s 4G LTE (Long Term Evolution). The BCII with XtremeSpeed™ technology optimizes the network connection to the internet and corporate networks to maximize speed and throughput for business applications such as corporate email, interactive sessions and web access. The ability to interface to both high speed 3G and 4G networks allows businesses to use bandwidth intensive applications such as video conferencing, video surveillance and voice over IP (VoIP) all with , with advanced security, speed and business class functionality

HANA™

HANA (High Availability Network Adapter) enables small and medium size businesses (SMB) access to the convenience and speed of the new high speed cellular networks for both existing and new enterprise locations. It uniquely bundles all essential performance based cellular components including a directional antenna with 10dbi high gain (10x) for equipment rooms or noisy environments, an auto configurable network connection manager, and optional 3G/4G or dual mode modem for EVDO RevA, HSPA, HSPA+, WiMAX or LTE networks. All HANA products come in a ruggedized enclosure and are also available with NEMA certification.

HANA provides immediate access to any cellular network for complete diversity to wired network infrastructure; industry standard VPN IPSec to ensure data security; IP address pass through to wireline router; router hardware redundancy via VRRP (Virtual Redundancy Routing Protocol); XtremeSpeed WAN optimization ensuring the fastest wireless connection; Wi-Fi 802.11n 2x2 MIMO; statefull packet firewall technology; QOS (Quality of service) for business applications as well as support for General Routing Encapsulation (GRE).

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

SOHO

The new 3G/4G SOHO (Small Office Home Office) router is designed for the small office/home office market. It is fast, secure, and provides instant Wi-Fi service to a home or office without the need to run data cabling or subscribe to a wireline service.

The SOHO offers automated set-up with the i3 GUI and Google gadget; multiple user access to the Internet; 300 mbps speeds with 802.11n 2x2 MIMO Wi-Fi service; and faster 3G/4G connection than using a data card on a laptop computer. The SOHO connects seamlessly with HSPA and HSPA + networks from AT&T, Bell and Rogers and Telus as well as 4G networks including Sprint and Clear’s WiMax and Verizon’s 4G LTE (Long Term Evolution). As a result, we believe that users will no longer be subjected to the long installation times, service area coverage or repair time related to traditional wireline networks. Nexaira’s SOHO router is easy to install and does not require technical support. We believe that the NexConnect® SOHO router is ideal for users that want ease of use and auto-connect capability without the difficulty typically associated with installing a wireline router.

The BCII and SOHO routers, connected to a WiMAX network will produce throughput speeds 200% - 500% faster than EVDO revA networks, depending on location. When connected to Verizon’s LTE network, throughput speeds can improve tenfold. Additionally we believe that when combined with the speed to market advantage of wireless and the ability to reduce the total cost of ownership – more carrier, service providers and enterprises will be going wireless.

We have spent approximately $2,635,000 over the last two years on research and development activities of which $1,059,869 has been capitalized as software development costs in accordance with ASC 985-20, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Software development costs are capitalized when technological feasibility and marketability of the related product has been established. Capitalized software costs are amortized on a product-by-product basis, beginning when the product is available for general release to customers.

Marketing and Sales Activities

We are seeing opportunities developing in multiple verticals across many market segments. Some select verticals listed below are where we are focusing our sales and marketing efforts and management is confident based on early adoption of our products that any one of these verticals could contribute significantly to our revenue plan, if not all. Sales activities are currently underway in each of the following segments, which we believe validates our strategy:

Business Applications

Business Continuity – Existing wireline network customers of Tier One and Tier Two carriers want a 3G or 4G routing solution that ensures their services are not interrupted in the event of a device failure or failure of the wireline network which is a common occurrence today. In most cases alternative broadband services are not available and if so rarely in a diverse route. Wireless broadband provides a completely diverse route matching or exceeding wireline bandwidth throughput. Our software, NexWare, provides business class reliability based on industry standard protocols and processes used for years in sophisticated wireline networking equipment. NexWare’s use of these protocols allows it to work with existing wireline equipment to provide network availability previously only supported by routers many times its price. We are actively engaged with multiple managed service and value added service providers developing secure high availability and business continuity services no longer able to be met with expensive and antiquated dial backup solutions.

Wireline Replacement - We believe we can compete with traditional landline routing products and wireline services by offering higher function and lower cost than what service providers have available to choose from today. With the advent of 4G LTE from companies like Verizon we have realistically seen download speeds up to 22mbps with upload speeds up to 10 mbps, up to ten times faster than existing DSL services.

Small Medium Sized Enterprises (SMEs) – With over 27 million SMEs in the US alone, this vertical is made up of quick service retail (QSR) and small businesses needing quick and simple installations and reliability offered by the combination of Nexaira routing solutions and high speed wireless networks. Small business owners may have neither the time nor the patience to wait for scheduled installation, which traditionally could take several weeks. In addition, we believe the reduced cost and improved performance of HSPA and HSPA+ WiMAX and LTE networks will offer this segment a compelling alternative to wireline.

Emerging and Developing Markets – Emerging markets in Brazil, Russia, India, and China, Latin America, Mid Eastern and African countries are growing faster than in developed countries and have taken the approach that wireline solutions are no longer the optimal, cost effective or timely choice. Management believes many countries will, if they have not already, stop building copper or even fibre networks in metropolitan areas, instead electing to use wireless networks for their Internet and data access needs.

SOHO (Small Office Home Office)

With millions working from home or on the road in hotel rooms, often in small teams of people, data cards with a one to one relationship to the wireless carrier are cumbersome and ineffective. The SOHO user, when he or she combines a data card from any carrier in the country, can benefit from improved security and throughput speed at a lower price. One data card can serve the needs of many when connected with our router and it is more secure than a hotel lobby or coffee shop and one does not have to pay the often exorbident hotel rates for WiFi Internet access. US Government employees are strongly discouraged from connecting to their corporate email from unsecured WiFi hotspots. With the SOHO, we believe that they need not be concerned.

Speciality Verticals and M2M

Many installations currently exist that can take advantage of wireless networks connected using a Nexaira router, especially those applications that are difficult to reach with a wireline connection. One example is video survellence. Demand is ever increasing for CCTV cameras to be “networked” to allow for future viewing, but many installations cannot be reached with wireline connections or would be cost prohibitive even if they were. The market is also moving away from existing analog (dial-up) connections to IP Video connections using the Internet. According to IPMarketVideo.info IP video surveillance product sales will increase by 200% between 2010 and 2012, significantly disrupting and overtaking analog CCTV sales. Britain by all accounts has just 1% of the world’s population but accounts for over 20% of CCTV sales with an install base of more than 4.2 million. Another area where Nexaira routers are built directly into the device is ATMs. With over 500,000 ATM’s in North America alone, and an industry motivated to find a better solution because of the high cost and poor reliability of analog circuits, we believe a significant opportunity exists to migrate these existing devices to secure high speed wireless connections using Nexaira routers. We have developed a specific solution to replace the function of the dial-up modem and analog circuit, without changing any of the other components in the ATM itself, while proving a faster more secure and more reliable wireless connections – at lower cost.

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

NEXAIRA®; and

Nexaira Wireless™.

We have patents pending related to our i3 GUI™ technology, and are in the process of evaluating the efficacy of filing for patent protection on other intellectual property.

Employees

Our operations are headquartered in San Diego, California and our corporate office is in Vancouver, British Columbia. We have twenty-two employees, including consultants.

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

On September 29, 2009, we completed the acquisition of Nexaira Wireless (BC) Ltd. (“Nexaira BC”), its California subsidiary and its security holders, whereby we agreed to acquire all of the issued and outstanding common shares in the capital of Nexaira BC in consideration for the issuance of 15,489,262 restricted common shares on the basis of 1.75 shares of our common stock for every one Nexaira BC share.

Effective October 26, 2009, we completed a merger with our subsidiary, Nexaira Wireless Inc., a Nevada corporation which was incorporated solely to effect a change in our name to better reflect the nature of our business. As a result, we changed our name from “Technology Publishing, Inc.” to “Nexaira Wireless Inc.” The name change became effective with the Over-the-Counter Bulletin Board at the opening for trading on November 2, 2009 under the new stock symbol “NXWI”.

We develop and deliver 3G and 4G wireless routing solutions that offer speed, reliability and security to carriers, mobile operators, service providers, VARS and enterprise customers. Recognizing the need for competitively priced, high quality wireless broadband devices in 2008, we designed and developed customizable routing platforms for the business market. Our routing solutions are simple to install, yet provide the advanced management and business class features demanded by the most sophisticated users. We believe our wireless devices are ideal for secure high availability wireless applications acting as the primary router on wireless or wireline networks or they can be used to provide complete device and network redundancy in failover/fail back applications and when connecting remote M2M devices such as ATMs and CCTV cameras.

Plan of Operations

As highlighted in our October 31, 2010 annual audited consolidated financial statements, 2009 and 2010 was a period of significant change for us. Shifting from being a reseller of data cards for the wireless industry, in May 2010 we launched our first proprietary wireless routers that interface easily with the 3G and 4G wireless networks of Verizon, Sprint and AT&T as well as HSPA+ networks of Bell, Rogers and Telus. We re-aligned our operations as we exited from marginally profitable product lines and focused on developing our procurement and supply systems to support sales growth of our new products. During this time we were successful in raising enough working capital from investors to sustain operations and position us for growth in our emerging business. With a focus on designing, developing and distributing our own products – specifically wireless routing solutions which include firmware and software developed in house - we began selling our products in June of 2010. After months of testing, field trials, customer driven enhancements and modifications, we not only understand the customer requirements and the market verticals but have better control on the business and the challenges facing it. Being less dependent on the commodity based distribution business, we have now commercialized our proprietary routing solutions in an attempt to increase and broaden our revenue streams and gross margins. Our planned revenue growth and return to profitability is expected to come as a result of (1) the introduction of our innovative wireless router products and solutions (2) marketing and sales of our suite of products catering to the growing 3G/4G wireless business segment (3) expansion of our sales and operations team focused on the wireless marketplace and (4) the capability of securing a continuous stream of router hardware components to meet current and future sales demand. This, of course, is dependent on our ability to attract and raise new growth and working capital.

Over the next twelve months, as part of our overall business strategy, we intend to continue to develop new markets, add new customers, strengthen our business relationships with strategic vendors and continue to be innovative in developing software and firmware to meet our customers’ needs. We also intend to continue to strengthen our management by attracting seasoned executives with sales, marketing, finance and technical expertise from the wireless and wireline industries.

Our go-to-market strategy will focus on the following key areas:

  Working with wireless carriers to package WAN failover solutions to merchants experiencing service interruptions associated with wireline network failure.

  Continuing to build wireline and wireless carrier relationships with the goal of expanding relationships to approximately 300 carriers worldwide in five years.

  Continuing to identify and respond to our customers’ needs by introducing new product designs and solutions for 3G and 4G next generation networks,

  Engaging in business discussions with strategic partners in emerging nations where wireline infrastructure is not available.

  Establishing and developing relationships with manufacturers, VARS, distributors and managed service providers in North America.

  Leveraging customizable software and firmware to create new applications to enter new vertical markets.

We believe that we have established a strong foundation of IP, industry relationships, quality assurance methodologies and proprietary enabling technology, NexWareTM, which can be readily adapted to meet the needs of specific partners and markets. Our objectives over the next 9 months are to continue to build value inside the business and move our company to a more profitable stage of growth. To support this growth, we believe we require approximately $5 million to drive our new business model, launch our new products, meet our customers’ needs and increase shareholder value. We have signed agreements with financial advisors and consultants to assist us in raising the necessary capital.

We intend to use financing raised to launch the sales and marketing campaign, procure router hardware components and provide the necessary working capital to allow management to achieve profitability from operations, which we believe will increase shareholder value.

RESULTS OF OPERATIONS – JANUARY 31, 2011 COMPARED TO JANUARY 31, 2010

To ensure that we positioned our company for the future growth forecasted in the wireless 3G/4G sector, we turned our attention away from being solely dependent on the manfuacturers we represented towards designing and developing our own products – specifically 3G/ 4G wireless routing firmware and hardware. This focus on developing and marketing our own line of products has impacted our revenues when compared to the same period in 2010. After 18 months of testing, field trials, customer driven enhancements and modifications, we not only understand the customer requirements and the market verticals but have better control on the business and the challenges facing it.

Revenues

Revenues for the three months ended January 31, 2011 were $291,500, a decrease of $214,838 or 42% from the $506,338 generated in the same period in 2010. The decline in revenues in the three months ended January 31. 2011 was primarily attributable to the decision to focus our resources on marketing our own line of products and move away from our dependence on the sale of non-Nexaira products such as data cards and modules, which for the same period in 2010 amounted to $218,333 and $143,134 respectively. On a more positive trend, our router revenue for the three months ended January 31, 2011 increased from $126,609 in 2010 to $205,459, up $78,850 or 62% for the same period in 2010. More importantly, Nexaira router sales as a percentage of total sales represented 70% for the three months ended January 31, 2011 compared to only representing 25% of total sales for the same period in 2010.

Although the sales ramp has not materialized as quickly as we anticipated, we are encouraged by the positive trend being established in terms of our month over month unit sales increases and the increasing number of sales leads and deals. We are signing new contracts in the business application, small office/home office and specialty and machine to machine vertical markets. We believe the raising of additional working capital will allow our company to augment its sales and marketing resources required to support our planned future revenue growth.

Cost of Product Sales

Cost of product revenues for the three months ended January 31, 2011 amounted to $158,971 or 54.5% of revenues compared to $371,095 or 73.3% of revenues for the same period in 2010. This decrease is attributable in part to the fact that we are not having to sell other manufacturer’s products at lower prices or at liquidation prices to be competitive, as was the case in 2010 and the fact that our costs associated with our router hardware components and boards have remained relatively stable. Total cost of revenues amounted to $213,608 for the three months ended January 31, 2011 as compared to $387,593 for the same period in 2010 and includes non cash expenses of $54,637 and $16,498, respectively, relating to the amortization of router tooling costs and capitalized research and development costs.

Gross Profit

Overall gross profit for the three months ended January 31, 2011 was $77,892, or 26% of total revenues from the sale of Nexaira routers, accessories and other manufacturer’s products that have lower margins. This compares to overall gross profit of $118,745 or 23% of total revenues for the three months ended January 31, 2010. More significant is that the gross profit on Nexaira product router sales, excluding amortization expense which is a non-GAAP measurement, for the three months ended January 31, 2011 amounted to $85,648 or 42% on router revenues of $205,459. The gross profit on router product sales, excluding amortization expense which is a non-GAAP measurement, for the same period in 2010 amounted to $31,483 or 24.8% on router revenues of $126,609. This increase over the first quarter of 2010 shows the positive impact of introducing our higher margin product line launched and marketed in fourth quarter of 2010 after receiving certification in May/June 2010.

Research and Development

Research and development totaled $152,256 and $228,719 for the three months ended January 31, 2011 and 2010, respectively, for a total decrease of $76,463 in the three months ended January 31, 2011. This decrease reflects a temporary re-allocation of resources from strict research and development activities to building functions, features and enhancements into our commercial ready products and working collaboratively with our current and potential customers in the Specialty Channels in the Machine to Machine verticals. This collaborative work includes on-site field testing, resolution of hardware issues and sales, marketing and engineering support. We continue to believe that investments in research and development will drive innovation which is critical to our future growth in revenues and customers and our ability to compete effectively in the marketplace.

We capitalize software development costs in accordance with ASC 985-20, Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Software development costs consist of labor and overhead costs related to development of our suite of NexWare™ firmware for our suite of wireless routers. Software development costs are capitalized when technological feasibility and marketability of the related product has been established. On June 1, 2008, we established technological feasibility upon successful completion and testing of our first working router product pilot firmware program. Capitalized software costs are amortized on a product-by-product basis over five years, beginning when the product is available for general release to customers. As of January 31, 2011, software development costs amounted to $884,079, which includes $109,374 related to the development of NexWare™ Enterprise Pro products expected to be released in the second half of 2011. Accordingly, amortization has not begun on this product to date.

Selling, General and Administrative

Selling, general and administrative expenses amounted to $853,217 for the three months ended January 31, 2011 compared to $929,311 for the same period in 2010. Although facilities costs, consulting and investor and shareholder relations expenses increased in the period, overall selling, general and administrative expenses decreased $76,094 for the same period primarily due to cost cutting measures, including a reduction in the work force and a reduction in legal and audit fees in 2010. Included in selling, general and administrative expenses for the three months ended January 31, 2011 is $49,761 for stock compensation expense compared to $1,477 for the same period in 2010.

Loss from Operations

The loss from operations amounted to $927,581 for the three months January 31, 2011 compared to a loss of $1,039,285 for same period in 2010. The increase is primarily due to lower sales as discussed above.

Interest and Other Income

On January 13, 2011, we entered into a Debt Settlement and Subscription Agreement with a vendor. The transaction was recorded as a gain on settlement of note payable totaling $231,016. The remainder was primarily attributed to settlement of disputed accounts payable to our benefit.

Interest and Other Expense

Interest expense for the three months ended January 31, 2011 amounted to $246,306 compared to $102,665 for the same period in 2010. This figure is attributed to increase in short term borrowings from a number of lenders and related parties during 2011 for general working capital purposes compared to the same period in 2010.

Net Loss

Net loss after interest, other income and income taxes amounted to $921,118 for the three months ended January 31, 2011, a decrease of $221,632 over the same period in 2010. As our line of routers continues to gain acceptance in the marketplace, we believe our company’s losses will decrease over the next three quarters.

OUTSTANDING SHARE DATA

Common Shares

Total authorized share capital: 600,000,000 common shares @ U.S. $0.001 par value

COMMON SHARES
Total issued and outstanding as of October 31, 2009	36,329,262
Common shares issued in connection with conversion of $1,600,000 convertible debenture on November 10, 2009	19,250,000
Common shares issued in connection with $375,000 private placement and conversion of $502,262 debt on January 6, 2010	1,754,523
Common shares issued in connection with $350,000 private placement and conversion of $350,000 convertible debenture on February 23, 2010	1,400,000
Common shares issued in connection with $575,000 private placement on April 29, 2010	575,000
Common shares issued on May 26, 2010 in connection with consulting agreement	16,666
Common shares issued on May 26, 2010 in connection with consulting agreement	100,000
Common shares issued on May 26, 2010 in connection with $21,487 debt conversion	94,001
Common shares issued on June 17, 2010 in connection with consulting agreement	16,666
Common shares issued on July 30, 2010 in connection with consulting agreement	33,332
Common shares issued on August 12, 2010 in connection with exercise of stock options	65,000
Common shares issued on September 22, 2010 in connection with consulting agreement	16,666
Common shares issued on September 27, 2010 in connection with exercise of stock options	160,000
Total issued and outstanding as of October 31, 2010	59,811,116
Common shares issued in connection with $860,000 private placement on December 17, 2010	8,600,000
Common shares issued in connection with conversion of $150,000 debt on January 13, 2011	1,500,000
Common shares issued in connection with conversion of $471,481 debt on January 13, 2011	2,357,406
Total issued and outstanding as of January 31, 2011	72,268,522

Common shares issued in connection with advisory consulting agreement on March 3, 2011	450,000
Common shares issued in connection with a consulting agreement on March 3, 2011	450,000
Common shares issued in connection with conversion of $250,000 debt on February 25, 2011	2,500,000
Common shares issued in connection with partial conversion of convertible note on February 25, 2011 - $10,000 plus $518 accrued interest	142,030
Total issued and outstanding as of March 17, 2011	75,810,552

COMMON SHARE PURCHASE WARRANTS
Granted October 26, 2009: Exercisable at $0.10 Expiry: June 29, 2011	875,000
Granted October 26, 2009: Exercisable at $0.20 Expiry: January 15, 2013	700,000
Granted October 26, 2009: Exercisable at $0.20 Expiry: September 30, 2011	1,312,500
Granted January 6, 2010: Exercisable at $1.00 Expiry: January 6, 2012	1,754,523
Granted February 23, 2010: Exercisable at $1.00 Expiry: February 23, 2012	1,400,000
Granted April 29, 2010: Exercisable at $1.50 Expiry: April 29, 2012	575,000
Granted August 20, 2010: Exercisable at $0.50 Expiry: August 20, 2013	333,333
Granted December 17, 2010: Exercisable at $0.28 Expiry: December 17, 2013	1,400,000
Granted January 14, 2011: Exercisable at $0.20 Expiry: January 15, 2013	1,129,034
Total outstanding common share purchase warrants as of January 31, 2011	9,479,390

EMPLOYEE STOCK OPTION PLAN
Total Options available for grant under our company’s Stock Option Plan: 15,000,000
Granted October 5, 2009: 8,400,000 Exercisable at $0.15 Expiry: July 17, 2013	8,400,000
Granted March 22, 2010: 2,012,500 Exercisable at $0.31 Expiry: March 22, 2015	2,012,500
Granted May 17, 2010: 437,500 Exercisable at $0.425 Expiry: May 17, 2015	437,500
Exercised on August 12, 2010 at $0.15	(65,000)
Exercised on September 27, 2010 at $0.15	(160,000)
Cancelled during fiscal year 2010: Exercisable at $0.15	(518,750)
Cancelled during current fiscal year: Exercisable at $0.15	(116,667)
Total outstanding stock options as of January 31, 2011	9,989,583

On December 17, 2010, as disclosed in our current report on Form 8K filed with the Commission on December 20, 2010, we closed a private placement of 8,600,000 shares of common stock at a purchase price of $0.10 per share for aggregate proceeds to our company of $860,000. We issued 3,000,000 shares to two non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended (the “Act”) and 5,600,000 shares to nine U.S. perso|ns pursuant to Rule 506 of Regulation D and/or Section 4(2). Additionally, 1,400,000 warrants were issued as a placement fee and for ongoing investment banking and other financial advisory services to three U.S. persons pursuant to Rule 506 of Regulation D and/or Section 4(2). The warrants are exercisable at a strike price equal to US$0.28 per share until November 18, 2013.

On January 13, 2011, as disclosed in our current Form 8K as filed with the Commission on January 20, 1011, we entered into a Debt Settlement and Subscription Agreement with a vendor whereby we issued 1,500,000 common shares at a deemed price of $0.10 per share in settlement of $150,000 in outstanding account payable and 2,357,406 common shares at a deemed price of $0.20 per share in settlement of $471,481 for the remainder of the outstanding account payable. We recorded a gain of $231,016 related to this settlement for the quarter ended January 31, 2011. We issued the shares to one U.S. person who is an accredited investor (as that term is defined in Rule 501 of Regulation D, promulgated under the Securities Act of 1933, as amended).

On January 14, 2011, we agreed to extend the expiry date from January 15, 2011 to January 15, 2013 on 700,000 warrants exercisable at $0.20 per share granted to two related party lenders on October 26, 2009.

On January 15, 2011, we granted 1,129,034 warrants at an exercise price of US $0.20 per share exercisable at any time until January 15, 2013 to a lender whose 1,129,034 options expired November 7. 2010. The warrants were granted in consideration and acknowledgement of the lender’s continued support, specifically in (a) not calling the loan; (b) agreeing to convert the principal amount of $1,950,000 debt into shares of our company; (c) agreeing to defer interest payments on said demand loans as well as the amount remaining after the debt conversions; and (d) providing additional funding by way of current outstanding promissory note loans, which at October 31, 2010 aggregate to $412,000. We issued the warrants to one non U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On February 25, 2011, as disclosed in our current Form 8K as filed with the Commission on March 2, 2011, we entered into a debt settlement and subscription agreement with one investor whereby we agreed to issue 2,500,000 shares of our common stock in settlement of $250,000 of a $300,000 debt owing by us to the investor. The shares were issued at a deemed price of $0.10 per share. We also issued the investor a note in the principal amount of $77,321 with respect to the remaining balance payable on the debt. On March 3, 2011 we issued the 2,500,000 shares of common stock to one non U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On February 24, 2011, as disclosed in our current Form 8K as filed with the Commission on March 2, 2011, 2011we entered into a letter agreement with a financial advisor, whereby the advisor agreed to provide certain advisory services to our company in consideration for the issuance of up to 1,800,000 shares of our company’s common stock at a deemed price of $0.10 per share, with the shares to be issued as follows: (a) 450,000 shares upon execution of the letter agreement; and (b) 150,000 shares at the end of each month starting on the last day of the fourth month through the twelfth month of the term of the agreement. The 450,000 shares issued will be earned over a 90 day period.

Also, on February 24, 2011 as disclosed in our current Form 8K as filed with the Commission on March 2, 2011, we entered into a consulting agreement with a consultant, whereby the consultant greed to provide certain consulting services to our company in consideration for the issuance of up to 1,800,000 shares of our company’s common stock at a deemed price of $0.10 per share, to be issued as follows: (a) 450,000 shares upon execution of the consulting agreement; and (b) 150,000 shares at the beginning of each month starting on the first day of the fourth month through the twelfth month of the term of the agreement. The 450,000 shares issued will be earned over a 90 day period.

On March 2, 2011, in connection with the entry into the letter agreement with the financial advisor and the consulting agreement as described above, we issued an aggregate of 900,000 shares of common stock to four U.S. persons who are accredited investors (as that term is defined in Rule 501 of Regulation D, promulgated under the Securities Act of 1933, as amended), and in issuing these securities to these persons we relied on the registration exemption provided for in Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

On February 25, 2011, a convertible note holder delivered a notice of conversion with respect to $10,000 of the principal amount of a note, dated August 20, 2010, in the principal amount of $400,000 issued by our company to the note holder. Effective February 25, 2011, the $10,000, and $518 accrued interest thereon, were converted into 142,030 common shares of our company at a deemed conversion price of $0.074053 per share. The note holder is an accredited investor (as that term is defined in Rule 501 of Regulation D, promulgated under the Securities Act of 1933, as amended), and in issuing these securities we relied on the registration exemption provided for in Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

Preferred Shares

After receiving shareholder approval in connection with our proxy statement filed September 14, 2010 with the Securities Exchange Commission, on October 5, 2010 we filed a Certificate of Amendment with the Secretary of State of Nevada creating 100,000,000 preferred shares with a par value of $0.001 per share. Our board of directors is authorized to prescribe the series and the number of the shares of each series of preferred stock and the voting powers, designations, preferences, limitations, restrictions and relative rights of the shares of each series of preferred stock. No preferred shares have been issued as of the date of this Report.

FINANCIAL CONDITION AND LIQUIDITY

Working Capital
	January 31,	October 31,
	2011	2010
	(unaudited)
Current assets	427,327	565,074
Current liabilities	$(4,108,747)	$(4,726,657)
Working capital (deficiency)	$(3,681,420)	$(4,161,583)

Our cash on hand as of January 31, 2011 was $14,053. On February 2, 2011, we received proceeds of $250,000 for general working capital purposes from an unrelated party under a promissory note, payable on demand. As of January 31, 2011, we had a working capital deficiency of $3,681,420. The $4,108,747 balance in current liabilities at January 31, 2011 include amounts payable to related parties and supportive lenders and include $226,759 in interest payable, $82,000 in accrued board fees, $767,323 in deferred consulting fees and $1,362,000 in short term notes. We have incurred operating losses since 2008, and this is likely to continue for the year ending October 31, 2011.

We anticipate that our cash on hand and the revenue that we anticipate generating from product sales will not be sufficient to satisfy all of our cash requirements for the next twelve months. Since October 31, 2010 through March 17, 2011 we have successfully raised cash in the amount $1,110,000 in connection with non-brokered private placement transactions and converted $631,999 of our debt into equity. We plan to raise additional capital primarily through the equity financing and further borrowings from our current shareholders and directors if this type of funding continues to be available. We will continue to seek additional funds from our current shareholders and directors to fund our day to day operations until equity financing can be pursued but we have no guarantee that our current shareholders and directors will continue to fund our day to day operations.

We have been focused on changing our business model to include the development of our own line of software to compliment the distribution side of our business. During this period we have experienced a decline in revenues from the legacy distribution business resulting in negative cash flow from operations. As of January 31, 2011 we have a total shareholders’ deficit of $2,500,777 compared to a shareholders’ deficit of $2,937,951 as of October 31, 2010. As discussed in Note 3 of the Notes to the Condensed Consolidated Financial Statements, we have incurred losses from operations and have negative cash flow from operations, a working capital and a net capital deficit that raise substantial doubt about our ability to continue as a going concern. The Condensed Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty. Our ability to continue as a going concern depends on our success in generating increased revenues and earnings in the immediate and foreseeable future with the introduction of our new line of hardware and software router products and solutions. Furthermore, the continuation of our company as a going concern is dependent upon the continued financial support from our shareholders and lenders and our ability to obtain necessary equity financing to continue operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Future Fundraising

Fundraising will be one of our primary objectives over the next nine months. We anticipate our cash requirements for the next 9 months to carry out our business plan will be at least $3 million. We do not anticipate generating positive internal operating cash flow until we can generate substantial revenues from the commercial sale of our new line of hardware and software router products and solutions. We intend to raise $5 million of our cash requirements through equity financings by June 2011.

As noted above, the financial requirements of our company for the next nine months will depend on our ability to raise the money we require through debt financing and private placements associated with the issuance of additional equity securities of our company to our current stockholders and/or new stockholders. The issuance of additional equity securities by us may result in a significant dilution in the equity interests of our current stockholders. There is no assurance that we will be able to obtain further funds required for our continued operations or that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our operations.

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

Computation of Income and Loss per Share

We compute income and loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statements of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Derivative Financial Instruments

We account for derivative instruments in accordance with the provisions of ASC 815-10, Derivatives Hedging, and its related literature. ASC 815-10 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities.

We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risk. Terms of convertible debt and equity instruments are reviewed to determine whether or not they contain embedded derivatives that are required under ASC 815-10 to be accounted for separated from the host contract, and recorded on the balance sheet at fair value. The fair value of derivative liabilities is required to be revalued at each reporting date, with the corresponding changes in fair value recorded in current period operating results.

Fair Value of Financial Instruments

We adopted and follow ASC 820-10, Fair Value Measurements and Disclosures, for measurement and disclosures about fair value of its financial instruments. ASC 820-10 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, ASC 820-10 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by ASC 820-10 are:

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

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of January 31, 2011 or that will be recognized in the future and do not include expenses that could be incurred in an actual settlement. The carrying amounts of our financial assets and liabilities, such as cash and cash equivalents, prepaids and other current assets, and other assets, accounts payable, accrued expenses, accrued interest, taxes payable, and other current liabilities, approximate their fair values because of the short maturity of these instruments. Our notes payable to shareholders, long-term debt, and convertible debenture approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to us for similar financial arrangements at January 31, 2011 and October 31, 2010. Our derivative liability measured at fair value on a recurring basis was determined using the following inputs:

Fair Value Measurements at January 31, 2011
Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Embedded derivative liability	$171,792	$-	$-	$171,792

As of January 31, 2011, our stock price was $0.10, risk-free discount rate of 4.33% and volatility of 125% was used to obtain fair value of $171,792, resulting in the change in fair value of $17,177 recorded as other expense in our Condensed Consolidated Statements of Operations for the three months ended January 31, 2011.

A reconciliation of our liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)
	Embedded Derivative Liability
	January 31,	October 31
	2011
	(unaudited)	2010

Balance beginning of period	$154,615	$-
Embedded derivative in connection with convertible debt	-	121,249
Total unrealized loss included in earnings	17,177	33,366
Balance end of period	$171,792	$154,615

Concentration of Risk

We provide products and services to a variety of customers worldwide. Concentration of credit risk with respect to revenues and trade receivables is limited due to the geographic and industry dispersion of tour customer base. We have not experienced significant credit losses on its customer accounts. A small number of customers has typically accounted for a large percentage of our annual revenues and trade accounts receivable. Three customers accounted for 41%, 17% and 10%, respectively, of our revenues for the three months ended January 31, 2011. Four customers accounted for 37%, 14%, 13% and 10%, respectively, of our revenues for the three months ended January 31, 2010. Four customers accounted for 23%, 17%, 16% and 13%, respectively, of trade accounts receivable as of January 31, 2011. As of January 31, 2010, two customers accounted for 49% and 25% of outstanding trade accounts receivable.

We relied on two suppliers to provide 98% and 68% respectively of total inventory purchases for the three months ended January 31, 2011 and 2010.

Research and Development Costs

Internal costs relating to research and development costs incurred for new software products and enhancements to existing products, other than certain software development costs that qualify for capitalization, are expensed as incurred.

Software Development Costs

We capitalize software development costs in accordance with ASC 985-20, Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Software development costs consist of labor and overhead costs related to development of our suite of NexWare™ firmware for our suite of wireless routers. Software development costs are capitalized when technological feasibility and marketability of the related product has been established. On June 1, 2008, we established technological feasibility upon successful completion and testing of our first working router product pilot firmware program. Capitalized software costs are amortized on a product-by-product basis over five years, beginning when the product is available for general release to customers. As of January 31, 2011, software development costs in the amount of $884,079, which includes $109,374 related to the development of NexWare™ Enterprise Pro products expected to be released in the second half of 2011. Accordingly, amortization has not begun on this product to date.

Intangible Assets

Intangible assets, consisting principally of patents and trademarks, are accounted for in accordance with ASC 350.30, Goodwill and Other Intangibles. Intangible assets that have finite lives are amortized using the straight-line method over their estimated useful lives of fifteen years. Amortization expense included in selling, general and administration expense for the three months ended January 31, 2011 and 2010 was $6,157 and $4,330, respectively.

Revenue Recognition

Our revenues comprise of the following:

  distribution of third party mobile wireless broadband, modules and router solutions, as well as related accessories;

  the Company’s proprietary wireless router solutions that are integrated with the Company’s internally developed software that is essential to the functionality of the equipment; and

  customization services, marketing tools, provisioning and airtime activations based on individual customer needs.

We recognize revenue, net of sales tax, in accordance with ASC 605-10, Revenue Recognition, when all four basic criteria are met: 1) there is evidence that an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectability is reasonably assured. In addition, we do not recognize revenue until all customers’ acceptance criteria have been met. The criteria are usually met at the time of product shipment, except for shipments to distributors with rights of return. The portion of revenue from shipments to distributors subject to rights of return is deferred until the agreed upon percentage of return or cancellation privileges lapse. We considered ASC 985-605, Software Revenue Recognition applied to the revenue recognition of our newly developed products sold during the three months ended January 31, 2011 and 2010. We do not currently sell our proprietary router product and internally developed software separately, and no services are provided after the product is shipped. Therefore, normal ASC 605-10 revenue recognition guidance applies as noted above.

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

As required by paragraph (b) of Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, our management, with the participation of our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, being January 31, 2011. Based on this evaluation, these officers concluded that, as of January 31, 2011, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to our company’s management, including our president and chief financial officer, to allow timely decisions regarding required disclosure.

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

Under the supervision of our chief executive officer and chief financial officer, being our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2011 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at January 31, 2011.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of our internal control over financial reporting as of January 31, 2011, we determined that there were control deficiencies that constituted material weaknesses which are indicative of many small companies with small staff, such as:

(1)	inadequate segregation of duties and effective risk assessment;
(2)	insufficient staff knowledge for which complex accounting transactions are not determined and recorded on a timely basis;
(3)	insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; and
(4)	inadequate security and restricted access to computers, including insufficient disaster recovery plans.

These control deficiencies resulted in a reasonable possibility that a material misstatement of the interim financial statements could not have been prevented or detected on a timely basis. As a result of the material weaknesses described above, we concluded that we did not maintain effective internal control over financial reporting as of January 31, 2011 based on criteria established in Internal Control—Integrated Framework issued by COSO. Our management, board of directors and audit committee are currently evaluating remediation plans for the above deficiencies. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the weaknesses described above as we have not had sufficient financial resources to hire additional administrative and accounting personnel to implement our remediation plan. However, with additional funding we intend to take steps to enhance and improve the design of our internal control over financial reporting. Our proposed plans are set out below under the heading, “Management’s Remediation Initiatives”.

Changes in Internal Controls

As discussed above, we conducted an evaluation of the effectiveness of our internal control over financial reporting during our most recent three months end using the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation using the criteria established, our management concluded that our internal controls over financial reporting were not effective as of January 31, 2011.

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

On October 26, 2009, we established an audit committee consisting of four directors, two of whom are independent directors, who oversee the establishment and monitoring of required disclosure controls and procedures and internal control over financial reporting. Effective January 25, 2011, a more comprehensive Audit Committee Charter was adopted, a copy of which is incorporated by reference as Exhibit 99.1 to this Report. Messrs. Grey, Weinert, Sampson and Proceviat have acted as the members of the audit committee. Messrs. Grey and Weinert are independent as defined by Nasdaq Marketplace Rule 4200(a)(15) or National Instrument 52-110 as adopted by the British Columbia Securities Commission. The audit committee is directed to: review the scope, cost and results of the independent audit of our books and records; review the results of the annual audit with management; review the adequacy of our accounting, financial and operating controls; recommend annually to the board of directors the selection of the independent registered accountants; consider proposals made by the independent registered chartered accountants for consulting work; and report to the board of directors, when so requested, on any accounting or financial matters.

It is our plan, with additional funding in place, to undertake to: (1) create a position to segregate duties consistent with control objectives, (2) increase our personnel resources and technical accounting expertise within the accounting function (3) augment our staff knowledge to ensure timely reporting and disclosure of complex accounting transactions and (4) prepare and implement sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

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

There can be no assurance that capital will continue to be available to meet our continuing development costs or, if the capital is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us may result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may not be able to expand or continue our sales and marketing initiatives and so may be forced to scale back or cease operations or discontinue our business and you could lose your entire investment.

Because our directors and officers control a large percentage of our common stock, such insiders have the ability to influence matters affecting our stockholders.

Excluding warrants and stock options, our directors and officers, in the aggregate, beneficially own 24.8% of the 75,810,552 issued and outstanding shares of our common stock as of the date of this Report. As a result, they have the ability to influence matters affecting our stockholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our officers and directors control such shares, investors will find it difficult to replace our management if they disagree with the way our business is being operated. Because the influence by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

Our monthly, quarterly and annual financial results will be subject to fluctuations that could affect the market price of our common shares.

Our revenue, gross margin, operating earnings and net earnings may vary from month to month and quarter to quarter and could be significantly impacted by a number of factors, including:

-	Possible delays or shortages in manufactured components;

-	Price and product competition, which may result in lower selling prices for some of our products or lost market share;
-	Transition periods associated with the migration of new technologies;
-	The development and timing of the introduction of our new products;
-	The securing of channel slots for new products and the timing of sales orders and OEM and carrier customer sell through
-	Product mix of our sales as our products have different gross margins;
-	The amount of inventory held by our channel partners;
-	Possible cyclical fluctuations related to the evolution of wireless technologies;
-	Possible delays in the manufacture or shipment of current or new products;
-	Possible product quality that may increase our cost of goods sold;
-	Possible increased inventory levels;
-	Concentration in our customer base; and
-	The achievement of milestones related to signing new customers.

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

We have incurred losses from operations in 2010, 2009 and 2008 as a result of restructuring our business and selling off low margin end of life products associated with the distribution business and we believe that we will continue to incur losses throughout fiscal year ending October 31, 2011 until such time we have the necessary funds to attract and hire additional sales, marketing, and support personnel required to reach our monthly breakeven sales targets.

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

We cannot assure you that a trading market will continue to develop for our common stock, or if it does, it may not be sustained, or that any stockholder will be able to liquidate his or her investment without considerable delay, if at all. The market price of our common stock is likely to be highly volatile and may also fluctuate significantly in response to the following factors, most of which are beyond our control:

-	variations in our quarterly operating results;
-	changes in market valuations of similar companies
-	announcements by us or our competitors of significant new products; and
-	the loss of key management.

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

We are authorized to issue up to 600,000,000 shares of common stock. As of March 17, 2011 there were 75,810,552 shares of our common stock issued and outstanding. Our board of directors has the authority to cause our company to issue additional shares of common stock without the consent of any of our stockholders. Consequently, our stockholders may experience dilution in their ownership of our company in the future.

Because we can issue up to 100,000,000 shares of preferred stock, preferred shareholders will have preference over our common stockholders.

On October 5, 2010 we filed a Certificate of Amendment to our Articles with the Secretary of State of Nevada creating 100,000,000 preferred shares with a par value of $0.001 per share. Our board of directors is authorized to prescribe the series and the number of the shares of each series of preferred stock and the voting powers, designations, preferences, limitations, restrictions and relative rights of the shares of each series of preferred stock. Consequently, preferred shareholders may be entitled to a higher claim on the assets and earnings than holders of our common stock. No preferred shares have been issued as of the date of this Report.

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

None

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

10.16	Form of Debt Settlement and Subscription Agreement (incorporated by reference from our current report on Form 8-K as filed with the Commission on March 2, 2011)

10.17*	Letter Agreement with Garden State Securities Inc. (incorporated by reference from our current report on Form 8-K as filed with the Commission on March 2, 2011)

10.18*	Consulting Agreement with JFS Investments, Inc. (incorporated by reference from our current report on Form 8-K as filed with the Commission on March 2, 2011)

(14)	Code of Ethics
14.1	Code of Ethics(incorporated by reference from our annual report on Form 10-K for the year ended August 31, 2009 as filed with the Commission on November 18, 2009)

(21)	Subsidiaries
21	Direct and Indirect Wholly-Owned Subsidiaries of Nexaira Wireless Inc.: Nexaira Wireless (BC) Ltd.., a British Columbia company and Nexaira, Inc., a California company

(31)	Certifications
31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer and Principal Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(99)	Additional Exhibits

99.1	Audit Committee Charter – Adopted on January 25, 2011

99.2	Compensation Committee Charter – Adopted on January 26, 2011

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXAIRA WIRELESS INC.

/s/ Mark Sampson

By: Mark Sampson
President, Chief Executive Officer and Director
(Principal Executive Officer)
Dated: March 17, 2011

/s/ Ralph Proceviat

By: Ralph Proceviat
Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)
Dated: March 17, 2011