Form 10-Q
period 2011-04-30
NEXAIRA WIRELESS INC.
filed 2011-06-14
CIK 1445625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2011

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

Yes [   ] No [ X ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 78,350,217 common shares issued and outstanding as of June 14, 2011.

INDEX

		Page

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as at April 30, 2011 (unaudited) with comparative figures as at October 31, 2010 (audited)	4

	Condensed Consolidated Statement of Operations (unaudited) for the three months ended April 30, 2011 and 2010 and the six months ended April 30, 2011 and 2010	5

	Condensed Consolidated Statement of Cash Flows (unaudited) for the six months ended April 30, 2011 and 2010	6

	Condensed Consolidated Statement of Shareholders’ Deficit and Other Comprehensive Loss for the year ended October 31, 2010 (audited) and the six months ended April 30, 2011 (unaudited)	7

	Notes to the Condensed Consolidated Financial Statements.	8

ITEM 2.	Management’s Discussion and Analysis or Plan of Operation	18

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	36

ITEM 4T.	Controls and Procedures	36

PART II.	OTHER INFORMATION	38

ITEM 1.	Legal Proceedings	38

ITEM 1A.	Risk Factors	38

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45

ITEM 3.	Defaults Upon Senior Securities	45

ITEM 4.	Removed and Reserved	45

ITEM 5.	Other Information	45

ITEM 6.	Exhibits	46

	SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

While the information presented in the accompanying interim condensed consolidated financial statements for the quarter ended April 30, 2011 is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period. These interim condensed consolidated financial statements follow the same accounting policies and methods of their application as our October 31, 2010 annual audited condensed consolidated financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim condensed financial statements be read in conjunction with our October 31, 2010 annual audited consolidated financial statements.

NEXAIRA WIRELESS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	April 30,
	2011	October 31,
	(unaudited)	2010
ASSETS
Current assets:
Cash and cash equivalents	$31,182	$107,727
Accounts receivable, net	160,296	200,416
Inventories, net	144,336	162,525
Prepaids and other current assets	104,558	94,406
Total current assets	440,372	565,074

Property and equipment, net	168,174	205,599
Other assets:
Software development costs, net	837,230	917,417
Patents and trademarks, net	89,428	100,616
Total other assets	926,658	1,018,033

TOTAL ASSETS	$1,535,204	$1,788,706

Current liabilities:
Short-term promissory notes payable	$990,396	$950,000
Note payable to vendor, net	-	576,449
Accounts payable	640,339	729,854
Accrued payroll and related liabilities	176,984	453,625
Convertible note payable, net	354,591	281,319
Derivative liabilities	285,245	154,615
Promissory notes payable to related parties	412,000	412,000
Interest payable	258,707	195,796
Note payable to bank	43,201	56,666
Accrued board of directors fees	91,000	73,000
Deferred consulting fees	952,255	562,769
Accrued expenses and other current liabilities	298,947	280,564
Total current liabilities	4,503,664	4,726,657

Commitments and contingencies

Shareholders’ deficit:
Preferred stock, $0.001 par value:
Authorized shares – 100,000,000
Issued and outstanding – Nil	-	-
Common stock, $0.001 par value:
Authorized shares — 600,000,000
Issued and outstanding – 78,350,217and 59,811,116, respectively	78,350	59,811
Additional paid-in capital	7,506,025	5,622,753
Accumulated deficit	(10,337,841)	(8,488,905)
Other comprehensive loss:
Foreign exchange translation	(214,994)	(131,610)
TOTAL SHAREHOLDERS’ DEFICIT	(2,968,460)	(2,937,951)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$1,535,204	$1,788,706

See Accompanying Notes to Consolidated Financial Statements

NEXAIRA WIRELESS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2011	2010	2011	2010

Revenues	$247,558	$525,053	$539,058	$1,031,391

Cost of product revenues	159,781	464,777	318,752	835,872
Amortization expense	55,267	41,245	109,904	57,743

Total cost of revenues	215,048	506,022	428,656	893,615

Gross profit	32,510	19,031	110,402	137,776

Operating expenses:
Research and development	139,608	193,157	291,864	421,876
Selling, general and administrative	744,892	953,622	1,598,109	1,882,933
Total operating expenses	884,499	1,146,779	1,889,972	2,304,809
Loss from operations	(851,989)	(1,127,748)	(1,779,570)	(2,167,033)

Other (expense) income:
Gain on settlement of note payable and accounts payable	-	-	253,570	-
Interest income	35,979	1,140	35,979	1,140
Interest and other expense	(111,809)	(37,894)	(358,115)	(140,559)
Total other (expense) income	(75,830)	(36,754)	(68,566)	(139,419)
Loss from operations before income taxes	(927,819)	(1,164,502)	(1,848,136)	(2,306,452)

Income tax provision	-	-	800	800

Net Loss	$(927,819)	$(1,164,502)	$(1,848,936)	$(2,307,252)

Per share data:
Weighted average shares outstanding used in computation of basic and diluted net loss per share:
Basic and diluted	75,627,533	58,400,638	70,022,605	56,261,417

Net loss per share:
Basic and diluted	$(0.01)	$(0.02)	$(0.03)	$(0.04)

See Accompanying Notes to Condensed Consolidated Financial Statements

NEXAIRA WIRELESS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	April 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(1,848,936)	$(2,307,252)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	192,075	110,429
Loss on disposal of fixed assets	-	650
Provision for bad debts	1,054	-
Provision for inventory obsolescence	-	46,051
Warranty reserve	2,064	13,331
Stock-based compensation expense	189,434	65,542
Gain on settlement of note payable to vendor and disputed accounts payable	(210,182)	-
Gain on derivative liabilities	(33,178)	-
Accretion of discount on debt	185,733	19,173
Issuance of common stock warrants in connection with extension of convertible debt	27,763	-
Changes in operating assets and liabilities:
Accounts receivable	39,066	128,779
Inventories	18,189	472,450
Prepaids and other current assets	(10,152)	55,281
Accounts payable	(89,515)	115,059
Accrued expenses and other current liabilities	267,641	306,108
Net cash used in operating activities	(1,268,944)	(974,399)
Cash flows from investing activities:
Purchases of property and equipment	(29,557)	(65,727)
Software development costs	(27,020)	(3,350)
Patents and trademarks	(2,250)	(15,887)
Net cash used in investing activities	(58,827)	(84,964)
Cash flows from financing activities:
Proceeds from issuance of common stock	1,085,000	1,100,000
Net proceeds from convertible debenture	263,075	-
Proceeds from promissory note payable to related party	-	174,000
Repayment of note payable to vendor	-	(260,354)
Proceeds from short-term note payable	-	300,000
Repayment of note payable to bank	(7,317)	(10,968)
Advances from shareholder	(6,148)	9,743
Net cash provided by financing activities	1,334,610	1,312,421
Effect of exchange rate changes on cash	(83,384)	(26,859)
Net increase (decrease) in cash and cash equivalents	(76,545)	226,199
Cash and cash equivalents at beginning of period	107,727	260,067
Cash and cash equivalents at end of period	$31,182	$486,266

See Accompanying Notes to Condensed Consolidated Financial Statements

NEXAIRA WIRELESS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Shareholders’ Deficit and Other Comprehensive Loss
For the Year Ended October 31, 2010 and the Six Months Ended April 30, 2011
(Unaudited)

				Accumulated
			Additional	Other
	Common		Paid-in	Comprehensive	Accumulated		Comprehensive
	Stock	Amount	Capital	Loss	Deficit	Total	Loss

BALANCE OCTOBER 31, 2009	36,329,262	$36,329	$1,504,289	$(75,264)	$(3,824,143)	$(2,358,789)
Conversion of convertible debentures into common stock	19,950,000	19,950	1,930,050			1,950,000
Conversion of promissory notes payable to related party into common stock	423,674	424	211,413			211,837
Conversion of promissory notes payables to third parties into common stock	580,849	581	289,844			290,425
Issuance of common stock in connection with private placements	2,025,000	2,025	1,297,975			1,300,000
Issuance of common stock in connection with consulting agreements	183,330	183	79,817			80,000
Issuance of common stock in connection with settlement of accounts payable	94,001	94	21,391			21,485
Issuance of warrants in connection with convertible note payable			49,458			49,458
Purchase price adjustment in connection with Share Exchange Agreement with Technology Publishing, Inc.			41,801			41,801
Exercise of stock options	225,000	225	33,525			33,750
Stock-based compensation			163,190			163,190
Net loss					(4,664,762)	(4,664,762)	$(4,664,762)
Foreign exchange translation				(56,346)		(56,346)	(56,346)
Total comprehensive loss							$(4,721,108)
BALANCE OCTOBER 31, 2010	59,811,116	59,811	5,622,753	(131,610)	(8,488,905)	(2,937,951)
Issuance of common stock in connection with private placements	10,850,000	10,850	910,342			921,192
Issuance of common stock in connection with settlement of note payable to vendor	3,857,406	3,858	381,884			385,742
Issuance of warrants for replacement of options previously issued in connection with the amended convertible debenture			81,615			81,615
Issuance of common stock in connection with consulting agreements	900,000	900	89,100			90,000
Issuance of common stock in connection with conversion of debt	2,931,695	2,931	293,134			296,065
Issuance of warrants in connection with extension of note payable maturity date			27,763			27,673
Stock-based compensation			99,434			99,434
Net loss					(1,848,936)	(1,848,936)	$(1,848,936)
Foreign exchange translation				(83,384)		(83,384)	(83,384)
Total comprehensive loss							$(1,932,320)
BALANCE APRIL 30, 2011	78,350,217	$78,350	$7,506,025	$(214,994)	$(10,337,841)	$(2,968,460)

See Accompanying Notes to Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements
For the Six Months Ended April 30, 2011 and 2010
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

The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position as of April 30, 2011, and the results of operations and cash flows for the six months ended April 30, 2011 and 2010. The balance sheet as of October 31, 2010 is derived from the Company’s audited financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended October 31, 2010.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and also requires disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates made by management include revenue recognition estimates, the valuation of deferred income tax assets, the valuation of equity instruments, allowance for doubtful accounts, inventory obsolescence, the fair value of derivative liabilities, and warrants issued in connection with debt.

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

Ongoing unfavorable economic conditions worldwide have led to a low level of liquidity in many financial markets and extreme volatility in the credit and equity markets available to the Company. The Company has obtained funds from both related and unrelated parties since its inception. Management believes this funding will continue, and is actively seeking new investors. Management believes the existing shareholders and prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core business. The Company has plans to raise up to $5 million by the third quarter of fiscal 2011 through equity and favorable debt financing.

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

4.	SIGNFIICANT ACCOUNTING POLICIES

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

The Company recognizes revenue, net of sales tax, in accordance with ASC 605-10, Revenue Recognition, when all four basic criteria are met: 1) there is evidence that an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectability is reasonably assured. In addition, the Company does not recognize revenue until all customers’ acceptance criteria have been met. The criteria are usually met at the time of product shipment, except for shipments to distributors with rights of return. The portion of revenue from shipments to distributors subject to rights of return is deferred until the agreed upon percentage of return or cancellation privileges lapse. The Company considered ASC 985-605, Software Revenue Recognition applied to the revenue recognition of the Company’s newly developed products sold during the six months ended April 30, 2011 and 2010. The Company does not currently sell its proprietary router product and internally developed software separately, and no services are provided after the product is shipped. Therefore, normal ASC 605-10 revenue recognition guidance applies as noted above.

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

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of April 30, 2011 or that will be recognized in the future and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, prepaids and other current assets, and other assets, accounts payable, accrued expenses, accrued interest, taxes payable, and other current liabilities, approximate their fair values because of the short maturity of these instruments. The Company’s notes payable to shareholders, long-term debt, and convertible note approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at April 30, 2011 and October 31, 2010. The Company’s embedded derivative liability measured at fair value on a recurring basis was determined using the following inputs:

		Fair Market Measurement at April 30, 2011
		Quoted
		Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Embedded derivative liability – convertible note payable	$159,224	$-	$-	$159,224
Warrant derivative liability – private placement	$126,021	$-	$-	$126,021
Total derivatives	$285,245	$-	$-	$285,245

The fair value of the embedded derivative related to the issuance of the convertible note payable as of April 30, 2011 was $159,224. The Company’s stock price was $0.08, risk-free discount rate of 4.15% and volatility of 125% was used to obtain fair value, resulting in the change in fair value of $12,568 recorded as other income in the Company’s Consolidated Statements of Operations for the six months ended April 30, 2011.

The fair value of the derivative related to the price protection of warrants in connection with the issuance of common stock in a private placement as of April 30, 2011 was $126,021. The Company’s stock price was $0.08, risk-free discount rate of 1.01% and volatility of 125% was used to obtain fair value, resulting in the change in fair value of $37,787 recorded as other income in the Company’s Consolidated Statements of Operations for the six months ended April 30, 2011.

A reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)
	Derivative Liabilities
	April 30,	October 31
	2011
	(unaudited)	2010
Balance beginning of period	$154,615	$-
Warrant derivative in connection with price placement	163,808	121,249
Total unrealized loss (income) included in earnings	(33,178)	33,366
Balance end of period	$285,245	$154,615

Concentration of Credit Risk

The Company provides products and services to a variety of customers worldwide. Concentration of credit risk with respect to revenues and trade receivables is limited due to the geographic and industry dispersion of the Company’s customer base. The Company has not experienced significant credit losses on its customer accounts. A small number of customers has typically accounted for a large percentage of the Company’s annual revenues and trade accounts receivable. For the three months ended April 30, 2011, three customers accounted for 21%, 18% and 12% respectively, of the Company’s revenues. Two customers accounted for 30%, and 10%, respectively, of the Company’s revenues for the six months ended April 30, 2011. For the three months ended April 30, 2010, three customers accounted for 42%, 16% and 10%, respectively and three customers accounted for 40%, 15% and 11%, respectively, of the Company’s revenues for the six months ended April 30, 2010.

Three customers accounted for19%, 17% and 10%, respectively, of trade accounts receivable as of April 30, 2011. As of April 30, 2010, two customers accounted for 40% and 17% of outstanding trade accounts receivable.

The Company relied on two suppliers to provide 89% of total inventory purchases for the three months ended April 30, 2011. For the Six months ended April 30, 2011, the Company relied on inventory purchases of 11%, 18% and 62% from three suppliers, respectively. The Company relied on one supplier to provide 82% of total inventory purchases for the three and six months ended April 30, 2010, respectively.

Research and Development Costs

Internal costs relating to research and development costs incurred for new software products and enhancements to existing products, other than certain software development costs that qualify for capitalization, are expensed as incurred.

Software Development Costs

The Company capitalizes software development costs in accordance with ASC 985-20, Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Software development costs consist of labor and overhead costs related to development of the Company’s suite of NexWare™ firmware for the Company’s suite of wireless routers. Software development costs are capitalized when technological feasibility and marketability of the related product has been established. On June 1, 2008, the Company established technological feasibility upon successful completion and testing of the Company’s first working router product pilot firmware program. Capitalized software costs are amortized on a product-by-product basis over five years, beginning when the product is available for general release to customers. As of April 30, 2011, software development costs in the amount of $837,230 includes $109,374 related to the development of NexWare™ Enterprise Pro product expected to be released in the second half of 2011. Accordingly, amortization has not begun on NexWare™ Enterprise Pro to date.

Intangible Assets

Intangible assets, consisting principally of patents and trademarks, are accounted for in accordance with ASC 350.30, Goodwill and Other Intangibles. Intangible assets that have finite lives are amortized using the straight-line method over their estimated useful lives of fifteen years. Amortization expense for the three months and six months ended April 30, 2011 was $6,153 and $12,313, respectively. Amortization expense for the three months and six months ended April 30, 2010 was $4,858 and $9,188, respectively.

5.	CERTAIN FINANCIAL STATEMENT INFORMATION

Inventories, net
Inventories consist of the following:
	April 30,
	2011	October 31,
	(unaudited)	2010
Broadband cards	$13,485	$14,390
Modules	35,561	35,740
Routers	188,554	214,984
Accessories and branding collateral	77,489	77,164
	315,089	342,278
Less allowance for obsolescence	(170,753)	(179,753)
	$144,336	$162,525

Property and equipment, net
Property and equipment consist of the following:
	April 30,
	2011	October 31,
	(unaudited)	2010
Computer equipment	$203,911	$201,906
Computer software and website development costs	119,093	119,093
Office and lab equipment	46,438	46,438
Furniture and fixtures	25,792	25,793
Leasehold improvements	17,947	17,947
Product tooling and moulds	115,369	87,816
	528,550	498,993
Less accumulated depreciation and amortization	(360,376)	(293,394)
	$168,174	$205,599

Depreciation expense for the three and six months ended April 30, 2011 totalled $33,329 and $66,979, respectively. For the three and six months ended April 30, 2010, depreciation expense $28,893 and $59,995, respectively.

6.	SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended April 30,
	2011	2010
Cash paid for interest	$4,201	$16,843
Cash paid for income taxes	$-	$800
Non-cash financing and investing activities:
Issuance of common stock in connection with settlement of note payable to vendor	$385,742	$-
Issuance of warrants for replacement of options previously issued in connection with the amended convertible debenture	$81,615	$-
Issuance of warrants in connection with private placement	$163,808	$-
Derivative liability for warrants issued with private placement	$130,630	$-
Conversion of convertible debenture into common stock	$-	$1,950,000
Conversion of promissory notes payable to related parties into common stock	$-	$211,837
Conversion of promissory notes payable to third parties into common stock	$296,065	$290,425
Issuance of common stock in connection with settlement of short-term borrowing advanced for subscription agreement	$-	$200,000

7.	NET LOSS PER SHARE

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

A reconciliation of weighted-average basic shares outstanding to weighted-average diluted shares outstanding follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2011	2010	2011	2010
Basic weighted average common shares outstanding	75,627,533	58,400,638	70,022,605	56,261,417
Effect of dilutive securities:
Convertible debenture		-		-
Stock options		-		-
Diluted weighted average common and potential Common shares outstanding	75,627,533	58,400,638	70,022,605	56,261,417

As of April 30, 2011, shares reserved for the exercise of warrants totaled 12,062,723 and 15,000,000 shares are reserved for issuance upon the exercise of options granted under the Company’s Stock Option Plan, of which 9,672,917 are outstanding. In addition, 116,670 shares are reserved in connection with a consulting agreement entered into on March 22, 2010, and 1,000,000 shares are reserved for the convertible note payable agreement entered into on August 20, 2010. On February 25, 2011, the lender delivered a notice of conversion with respect to $10,000 of the principal amount of the note into 142,030 common shares and on March 22, 2011, the lender converted $20,000 of the principal amount of the note into 289,665 common shares. These were excluded from the calculation of diluted earnings per share as their effect was anti-dilutive.

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

On January 13, 2011, the Company entered into a Debt Settlement and Subscription Agreement with a vendor. Under the terms of the agreement, the Company issued to the vendor 1,500,000 and 2,357,406 shares of common stock of the Company at a price of $0.10 and $0.20 per share, respectively, as full settlement of $150,000 and $471,481, respectively, of the outstanding debt and accrued interest thereon as of January 13, 2011. The Company recorded a gain on the settlement of this note payable of $231,016, which is included in gain on settlement of note payable and accounts payable in the Company’s Condensed Consolidated Statements of Operations.6

9.	CONVERTIBLE NOTE PAYABLE

On August 20, 2010, the Company entered into a 10% Convertible Note Agreement with an investor for total proceeds of $400,000, less $8,500 debt issuance fees which is amortized over twelve months to July 31, 2011. The Convertible Note Agreement bears interest at 10% per annum and matures July 31, 2011. The note holder has the option after six months following the issuance date to convert the outstanding principal amount under the Convertible Note Agreement, together with unpaid interest thereon, into the Company’s common stock at a conversion price equal to the lesser of (i) $0.50 and (ii) 80% of the average of the three lowest daily dollar volume-weighted average sale price (“VWAPS”) for the Company’s common stock on any particular trading day during the twenty (20) consecutive trading days immediately preceding the applicable conversion date on which the Holder elects to convert all or part of the note. Total amortization expense in connection with the debt issuance costs for the six months ended April 30, 2011 is $4,447 and is included in interest and other expense in the Company’s Condensed Consolidated Statements of Operations.

The Company determined that the VWAP contained certain price protection features and constituted an embedded derivative. Using the Monte Carlo Valuation Model, the fair value of the embedded derivative at April 30, 2011 was determined to be $159,223. The Company’s stock price on April 30, 2011 was $0.08, risk-free discount rate of 4.15% and volatility of 125% was used to obtain fair value as of April 30, 2011, resulting in the decrease in fair value for the three month period ended April 30, 2011 of $12,568 which was offset by an increase in the fair value of $17,177 for the three month period ended January 31, 2011 for a net increase of $4,609 which was recorded as other expense in the Company’s Condensed Consolidated Statements of Operations for the six months ended April 30, 2011. Accretion of the debt discount associated with the embedded derivative totaled $72,951 for the six months ended April 30, 2011 and is included in interest and other expense in the Company’s Condensed Consolidated Statements of Operations.

Under the scope of ASC 815-10, the freestanding detachable warrants issued in connection with the issuance of the debt instrument are not considered to be derivative instruments. Under the Black-Scholes model, the Company determined the fair value of the warrants is $49,458, which is recorded as debt discount and to be accreted to interest expense over twelve months to July 31, 2011. Accretion of the debt discount associated with the warrants totaled $25,873 for the six months ended April 30, 2011 and is included in interest and other expense in the Company’s Condensed Consolidated Statements of Operations.

On February 25, 2011, the note holder executed a Form of Conversion Notice for conversion of $10,000, plus accrued interest thereon totaling $518, into 142,030 shares of common stock of the Company. On March 24, 2011, the note holder converted $20,000, plus accrued interest thereon totaling $21,172.60, into 289,665 shares of common stock.

On March 21, 2011, the Company entered into an amendment with the lender to extend the maturity date of the note payable from July 31, 2011 to October 31, 2011. In exchange for the extension, the Company issued a three-year warrant to purchase 333,333 shares of common stock with an exercise price of $0.15 per share. Using the Black-Scholes model, the Company determined the fair value of the warrants is $27,762, which is recorded as interest expense in the period in the Company’s Condensed Consolidated Statements of Operations.

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

On March 23, 2011, the Company closed a private placement consisting of 2,250,000 units at a purchase price of $0.10 per unit for aggregate gross proceeds of $225,000. Each Unit consists of one common share in the capital of the Company and one common share purchase warrant exercisable at a strike price of $0.15 per share at any time until March 23, 2014. The 2,250,000 units were issued to four U.S. persons pursuant to Rule 506 of Regulation D and/or Section 4(2).

The Company determined that the adjustment feature within the warrants require the Company to grant additional warrants to each warrant holder in the case that any future grants by the Company have an exercise price below $0.15 constituted a derivative. Using the Monte Carlo Valuation Model, the fair value of the derivative was determined to be $163,080 at the March 23, 2011 issuance date. At April 30, 201, the value was determined to be $126,020. The Company’s stock price on April 30, 2011 was $0.08, risk-free discount rate of 1.01% and volatility of 125% was used to obtain fair value as of April 30, 2011, resulting in the decrease in fair value of $37,787 recorded as other income in the Company’s Condensed Consolidated Statements of Operations for the six months ended April 30, 2011.

Short Term Note Payable

On February 2, 2011, the Company entered into short-term promissory note agreement in the amount of $263,075 with an unrelated party, for working capital purposes. The promissory note agreement is due on demand and bears interest at 12% per annum.

Convertible Note Payable

On February 25, 2011, a convertible note holder delivered a notice of conversion with respect to $10,000 of the principal amount of a note, dated August 20, 2010, in the principal amount of $400,000 issued by the company to the note holder. Effective February 25, 2011, the $10,000, and $518 accrued interest thereon, were converted into 142,030 common shares of the Company’s stock at a conversion price of $0.074053 per share.

On March 22, 2011, the convertible note holder delivered a notice of conversion with respect to $20,000 of the principal amount of the note, dated August 20, 2010. Effective March 23, 2011, the $20,000, and $1,172.60 accrued interest thereon, were converted into 289,665 common shares of the Company’s stock at a conversion price of $0.0731 per share. See Note 9 – Convertible Note Payable.

Conversion of Short-Term Promissory Note Payable

On February 25, 2011, the Company entered into a debt settlement and subscription agreement with one investor whereby the Company agreed to issue 2,500,000 shares of the Company’s common stock in settlement of $250,000 of a $300,000 short-term promissory notes payable owing by us to the investor. The shares were issued at a price of $0.10 per share. On February 25, 2010 the Company issued the investor a note in the principal amount of $77,321with respect to the remaining principal plus interest payable on the debt as of that date.

Consulting Agreements

On February 24, 2011, the Company entered into a letter agreement with a financial advisor, whereby the advisor agreed to provide certain advisory services to the Company in consideration for the issuance of up to 1,800,000 shares of restricted common stock at a price of $0.10 per share, with the shares to be issued as follows: (a) 450,000 shares upon execution of the letter agreement; and (b) 150,000 shares at the end of each month starting on the last day of the fourth month through the twelfth month of the term of the agreement.

Also, on February 24, 2011, the Company entered into a consulting agreement , whereby the consultant has agreed to provide certain consulting services to the Company in consideration for the issuance of up to 1,800,000 shares of restricted common stock at a price of $0.10 per share, to be issued as follows: (a) 450,000 shares upon execution of the consulting agreement; and (b) 150,000 shares at the beginning of each month starting on the last day of the fourth month through the twelfth month of the term of the agreement.

On March 2, 2011, in connection with the entry into the letter agreements with the financial advisor and the consultant as described above, the Company issued an aggregate of 900,000 shares of common stock to four U.S. persons.

On April 18, 2011, the Company entered into a letter agreement with a financial consultant, whereby the consultant agreed to provide certain advisory services to the Company in consideration for a $10,000 monthly retainer and the issuance of 500,000 options to purchase shares of common stock at a price of $0.15 per share, with the shares to vest over 18 months. The fair value of the options earned as of April 30, 2011 was approximately $1,000. The remaining unvested and unearned options will be valued each reporting period in accordance with ASC 505 and recorded and compensation expense.

Shares Reserved for Future Issuance

The Company is required to reserve and keep available of its authorized, but unissued shares of common stock an amount sufficient to effect the conversion of the outstanding Convertible Note Payable, warrants, plus shares granted and available for grant under the Company’s stock option plans, and shares due in connection with consulting agreement. As of April 30, 2011, shares reserved for future issuance are comprised of the following:

Shares
Reserved
Outstanding stock options under the 2009 Stock Option Plan	9,672,917
Additional shares available under the 2009 Stock Option Plan	5,327,083
Convertible note payable	1,666,666
Warrants issued to related party in connection with debt	3,827,708
Warrants issued in connection with private placements	6,255,849
Warrants issued to vendor in connection with Promissory Note Agreement	1,312,500
28,062,723

Stock Option Plan

The Company’s 2009 Stock Option Plan provides for the granting of equity awards, including restricted stock and incentive and nonqualified stock options to purchase up to 15,000,000 shares of the Company’s common stock, to employees, directors, officers and independent consultants of the Company.

A summary of stock option activity in connection with the 2009 Stock Option Plan as of April 30, 2011 is as follows:

		Weighted
		Average
	Number	Exercise
	Outstanding	Price
Options outstanding October 31, 2009	8,400,000	$0.15
Granted	2,450,000	$0.34
Exercised	(225,000)	$0.15
Forfeited	(518,750)	$0.15
Options outstanding October 31, 2010	10,106,250	$0.20
Granted	500,000	$0.15
Exercised	-	-
Forfeited	(933,333)	$0.15
Options outstanding April 30, 2011	9,672,917	$0.20
Options exercisable April 30, 2011	8,172,917	$018

Stock based compensation expense included in selling, general and administrative expense for the three and six months ended April 30, 2011 totalled $49,673 and $99,434, respectively. Stock based compensation expense included in selling, general and administrative expense for the three and six months ended April 30, 2010 totalled $64,065 and $65,542, respectively. The amount of unearned stock-based compensation currently estimated to be expensed from now through fiscal 2012 related to unvested share-based payment awards at April 30, 2011 is $89,347.

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

On May 16, 2011, Nexaira, Inc., the Company’s subsidiary, entered into a Loan Agreement with Centurion Credit Funding LLC (the ‘Lender”), pursuant to which the Lender provided a $300,000 bridge loan (the “Bridge Loan”) and up to a $2.2 million revolving purchase order financing loan (the “Revolving Loan”). The maturity date for the Bridge Loan is October 24, 2011 and the maturity date for the Revolving Loan is May 16, 2012. The Company executed the Loan Agreement solely in connection with the conversion provisions of the Loan Agreement, pursuant to which any obligations (including any accrued interest and fees) owing under the Loan Agreement are convertible into shares of the Company’s common stock at an conversion price equal to seventy (70) percent of the weighted average sale price per share over the thirty (30) day period prior to the conversion date.

Outstanding advances under the Bridge Loan and the Revolving Loan bear interest at the rate of 36% per annum. Following the occurrence and during the continuance of an event of default advances bear interest at the rate of 46% per annum.

The Revolving Loan provides for advances for inventory in an amount equal to the initial deposit required by a supplier in connection with the manufacture or supply of inventory (a “Deposit Revolving Advance”). Any outstanding balance of any Deposit Revolving Advance is due and payable on the earlier of receipt of funds from the applicable customer or 120 days after the making of such Deposit Revolving Advance. The Revolving Loan also provides for advances in an amount equal to the remaining amount due to a supplier for inventory manufactured or supplied by such supplier (a “Balance Revolving Advance”). Any outstanding balance of any Balance Revolving Advance shall be due and payable on the earlier of receipt of funds from the applicable customer or 60 days after the making of such Balance Revolving Advance.

Maturity of the Bridge Loan and the Revolving Loan may be accelerated if there is an event of default, as that term is defined in the Loan Agreement.

In connection with the Loan Agreement, the Company and its subsidiaries granted security over all of the Company’s assets and guaranteed repayment of all obligations owing under the Loan Agreement.

Also in connection with the Loan Agreement, the Company issued share purchase warrants to the Lender to acquire up to 15 million shares of common stock, 4 million of which are immediately exercisable and 11 million of which become exercisable as to 1 million per month beginning on June 16, 2011 provided that there remains unpaid amounts under the Loan Agreement. All warrants become immediately exercisable if there is an event of default, as that term is defined in the Loan Agreement. Upon repayment of all obligations under the Loan Agreement, all share purchase warrants that have not yet become exercisable will expire. All warrants will be exercisable for a period of three years from the date that such warrants become exercisable. The exercise price is equal to $0.10 subject to adjustment from time to time.

On May 16, 2010, the Company issued 350,000 warrants at an exercise price $0.15 per share to Reedland Capital Partners, as a commission in connection with the Loan Agreement.

On June 2, 2011, the Board of Directors authorized a non-brokered private placement offering of up to US $300,000 to US accredited investors. The Company will enter into US subscription agreements at US $0.10 per unit, each unit compromising one common share and common share purchase warrant exercisable into one common share at the exercise price of US $0.15 at any time within three years from closing date. The offering is expected to close on or before June 30, 2011. Of this offering, the Company has received proceeds of $100,000 for general working capital purposes as at June 14, 2011.

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

  Results of operations. This section provides an analysis of our results of operations for the three months ended April 30, 2011 and 2010 and the six months ended April 30, 2011 and 2010. A brief description is provided of transactions and events that impact the comparability of the results being analyzed.

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

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for future operations. In some cases, you can identify forward-looking statements by the use of terminology such as “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue” or the negative of these terms or other comparable terminology. Examples of forward-looking statements made in this quarterly report on Form 10-Q include statements about:

  Our future strategy discussed under the heading “Nexaira’s Business and Outlook”;

  Our belief that certain vertical sales channels may have an impact on our revenue plan;

  Our discussion regarding any future filings for patent protection;

  Our business plan for the next twelve months discussed under the heading “Plan of Operations”;

  Our ability to meet the demands from our growing customer base;

  Our encouragement by the positive trends established in terms of our month over month unit sales increases;

  Our intention to raise $5 million through equity financing by August 2011; and

  Our anticipated cash requirements for the next six and twelve months;

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including:

  General economic and business conditions;

  We may not be able to obtain additional financing;

  We are dependent almost exclusively on outside capital;

  Our directors and officers have the ability to influence matters affecting our stockholders;

  Our financial results are subject to fluctuations;

  Our market share, revenues, and gross margin may decrease as a result of competition with new or established wireless communication companies;

  Our acquisition of additional assets and businesses may have a negative effect on our share price and results of operations;

  The loss of any of our significant customers could adversely affect our revenue and profitability;

  We are dependent on a single source supplier for some components, which increases the risk that we will be unable to obtain key materials required for our products;

  We rely on a limited number of third parties to manufacture our products, which increases the risk that we will be unable to obtain our products in a timely manner;

  Changing technology may reduce the value of our intellectual property;

  We may infringe on the intellectual property rights of others;

  Others may attempt to copy aspects of our products and technology without our permission;

  Exchange rates between the United States and Canada may affect our results of operations;

  We may be unable to retain our key employees;

  Government regulations could increase our cost of doing business;

  Our efforts to restructure our business may be unsuccessful; and

  The risks in the section of this quarterly report entitled “Risk Factors”,

any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

While these forward-looking statements and any assumptions upon which they are based are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States and Canada, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

COMPANY OVERVIEW

We develop and deliver third and fourth generation (3G/4G) wireless routing solutions that offer speed, reliability and security for carriers, mobile operators, service providers, value added resellers (VARS) and enterprise customers. We believe our routing solutions are simple to install, yet provide the advanced management and business class features demanded by the most sophisticated users. We believe our wireless devices are ideal for secure high availability wireless applications acting as the primary router on wireless, digital subscriber lines (DSL), or cable networks or can be used to provide complete device and network redundancy in wide area network-failover/fail back applications.

When our company was formed in 2005, the key focus was to build an organization focused on wireless data communications technology and to develop key supplier and customer relationships.

In 2008, we initiated the development of a new wireless routing platform and for the first time in our history began writing our own proprietary firmware and software. We retooled our operations and processes to provide compelling 3G/4G wireless routing solutions that we believe are highly competitive in both function and price.

In March 2009, we announced the availability of our i3 GUI™ (patent pending) graphical user interface for our small office/home office (SOHO) and business class routers. We believe our i3 GUI quickly and effortlessly displays a comprehensive real time view of router status including auto-configuration results of internet wide area network (WAN) connections, which reduces customer support requirements and maintenance costs for service providers, carriers and managed virtual network operators.

During our last fiscal year we launched three new products: (i) our Business Class II high availability router (BCII); (ii) our High Availability network Adapter (HANATM); and (iii) our 3G/4G SOHO router. We believe that we have developed a highly robust and secure “adaptive wireless technology platform” that incorporates security functionality and management capability historically only found in wireline routing hardware which we believe is unique in the wireless industry. Unlike many of our competitors, we uniquely own and control all aspects of the processor design, firmware and software and can consistently and rapidly develop features and functions required by our customers. This not only improves speed to market but enables us to customize our routing software to meet the specific needs of customers in specialized and unique industry verticals such as ATMs, Kiosk and wireless CCTV security cameras.

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

Nexaira’s Business and Outlook

We believe our product line will enable our customers to expeditiously connect to and manage secure high speed data connections rivaling traditional landline connectivity, with unmatched functionality, speed and ease of use all at a lower cost. Service providers have selected our routing solutions for their high availability WAN failover applications using a 3G or 4G cellular network to automatically “back up” or “stand in” when service from wireline networks is interrupted. As the marketplace continues to deploy our secure high availability wireless applications as primary access points, void of any wireline connection, we believe there is potential revenue and sales growth in this emerging market. Additionally, we believe that carriers and service providers can dramatically decrease their total cost of ownership (TCO), including management of their installed hardware base, by using our advanced firmware which may extend the shelf life of their customer premise equipment while providing critical device updates through simple downloads. We enable our customers to bring customized wireless broadband solutions to market more quickly and cost effectively than traditional wireline offerings such as DSL, cable or T-1s.

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

Future Strategy. We intend to:

Continue to build on our Intellectual Property (IP) by designing and developing leading edge wireless routers including industry leading firmware and software (NexWareTM)
Price those solutions aggressively for rapid channel adoption
Deliver routing platforms with all the security and management features historically only found on wireline routers
Develop and deliver a suite of routing products through:
Wireline Carriers
Information Technology (IT) Resellers
Wireless Operators
Indirect Distribution Channels
Strategic Partnerships
Distributors

Continue to develop expertise in specific vertical markets requiring secure wireless connections including ATM, Kiosk, CCTV, Secure LAN and remote electronic payment applications such as parking meters.

Products and Services

Our highly customizable and secure routing solutions are designed to aggressively compete against both wireline and other wireless broadband data applications. By developing our own firmware and software and leveraging our deep understanding of wireline and wireless network security protocols we believe we have established our company as a progressive and innovative organization with the proven management capabilities to execute on an accelerated go-to-market strategy.

Powerful and Secure Software Tools

  Iconic images (similar to the iPhone) on the dashboard to improve customer confidence, ease of use, retention and use of router tools.

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

With the deployment of the new 3G+ and 4G networks and NexWareTM secure business class capabilities customers with remote locations can use these new high speed cellular networks as their primary network connection, saving both time and money. The BCII connects seamlessly with HSPA and HSPA + networks from AT&T, Bell and Rogers and Telus as well as 4G networks including Sprint and Clear’s WiMax and Verizon’s 4G LTE (Long Term Evolution). The BCII with XtremeSpeed™ technology optimizes the network connection to the Internet and corporate networks to maximize speed and throughput for business applications such as corporate email, interactive sessions and web access. The ability to interface to both high speed 3G and 4G networks allows businesses to use bandwidth intensive applications such as video conferencing, video surveillance and voice over IP (VoIP) all with advanced security, speed and business class functionality

HANA™

HANA (High Availability Network Adapter) provides our customers with access to the convenience and speed of the new high speed cellular networks for both existing and new business locations. HANA uniquely bundles all essential performance based cellular components including a directional antenna with 10dbi high gain (10x) for equipment rooms or noisy environments, an auto configurable network connection manager, and optional 3G/4G or dual mode modem for EVDO RevA, HSPA, HSPA+, WiMAX or LTE networks. All HANA products come in a ruggedized tamperproof enclosure and are also available with NEMA certification.

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

HANA has the ability to increase cellular coverage from IT closets by being placed in an optimum position for signal strength anywhere on the local area network (LAN) using power over the Ethernet (POE). In addition, HANA provides a secure and robust wireless connection acting as a primary network connection for companies with rural locations where wireline access is either unavailable or cost prohibitive, or where wireless signal strength is sub optimal.

SOHO

The new 3G/4G SOHO (Small Office Home Office) router is designed for the small office/home office market, the mobile worker and the road warrior. It provides instant and secure Wi-Fi service to a home or office without the need to run data cabling or subscribe to a wireline service.

The SOHO offers automated set-up with the i3 GUI, multiple user access to the Internet; 300 mbps speeds with 802.11n 2x2 MIMO Wi-Fi service; and a faster 3G/4G connection than using a data card on a laptop computer. The SOHO connects seamlessly with HSPA and HSPA + networks from AT&T, Bell and Rogers and Telus as well as 4G networks including Sprint and Clear’s WiMax and Verizon’s 4G LTE (Long Term Evolution). As a result, we believe that users will no longer be subjected to the long installation times, service area coverage or repair time related to traditional wireline networks. Nexaira’s SOHO router is easy to install and does not require technical support. We believe that the NexConnect® SOHO router is ideal for users that want ease of use, security and auto-connect capability without the difficulty typically associated with installing a wireline router.

Any of our routers when connected to a WiMAX network will produce throughput speeds 200% - 500% faster than EVDO revA networks, depending on location. When connected to Verizon’s LTE network, throughput speeds can improve tenfold. Additionally we believe that when combined with the speed to market advantage of wireless and the ability to reduce the total cost of ownership – more carrier, service providers and enterprises will be going wireless.

We have spent approximately $2,775,000 over the last two years on research and development activities of which $1,059,869 has been capitalized as software development costs in accordance with ASC 985-20, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Software development costs are capitalized when technological feasibility and marketability of the related product has been established. Capitalized software costs are amortized on a product-by-product basis, beginning when the product is available for general release to customers.

Marketing and Sales Activities

We are seeing opportunities developing in multiple verticals across many market segments. Some select verticals listed below are where we are focusing our sales and marketing efforts and we believe that based on early adoption of our products that any one of these verticals could contribute significantly to our revenue plan, if not all. Sales activities are currently underway in each of the following segments, which we believe validates our strategy:

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

Speciality Verticals and M2M

Many installations currently exist that can take advantage of wireless networks connected using a Nexaira router, especially those applications that are difficult to reach with a wireline connection. One example is video survellence. Demand is ever increasing for CCTV cameras to be “networked” to allow for future viewing, but many installations cannot be reached with wireline connections or would be cost prohibitive even if they were. The market is also moving away from existing analog (dial-up) connections to IP Video connections using the Internet. According to IPMarketVideo.info IP video surveillance product sales will increase by 200% between 2010 and 2012, significantly disrupting and overtaking analog CCTV sales. Britain by all accounts has just 1% of the world’s population but accounts for over 20% of CCTV sales with an install base of more than 4.2 million. Another area where Nexaira routers are built directly into the device is ATMs. With over 500,000 ATM’s in North America alone, and an industry motivated to find a better solution because of the high cost and poor reliability of analog circuits or GPRS 2G radio signals, we believe a significant opportunity exists to migrate these existing devices to secure high speed wireless connections using Nexaira routers. We have developed a specific solution to replace the function of the dial-up modem and analog circuit, without changing any of the other components in the ATM itself, while proving a faster more secure and more reliable wireless connections – at lower cost.

Competition

Current industry research indicates that wireless data service providers have reached a cost of service inflection point with wireline data service providers.

The competition is divided into two distinct categories:

Legacy wireline providers who:
treat wireless as a consumer routing application;
use Cisco and Juniper type devices that can cost in excess of $1,000 per unit; and
have limited cellular modem support or controlled modem distribution and pricing.

Wireless device manufacturers targeting consumers that do not provide business class solutions including:
reliability and high availability protocols;
security and access protocols; and
remote management.

Intellectual Property

We have filed trademark applications and secured trademark registrations in the United States and Canada for various aspects of our product portfolio, including:

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

Corporate History

We were incorporated in the State of Nevada on March 19, 2007 under the name of Technology Publishing, Inc. On June 1, 2007, we entered into a share purchase agreement whereby we acquired all of the issued and outstanding shares of Westside Publishing Ltd. We divested Westside Publishing Ltd. effective October 28, 2009 as consideration for the cancellation of 40.8 million shares of our restricted common stock. Also on October 30, 2009, 20 million restricted common shares held by a former officer and director, were surrendered for cancellation under a return to treasury order.

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

Plan of Operations

As highlighted in our October 31, 2010 annual audited consolidated financial statements, 2009 and 2010 was a period of significant change for us. Shifting from being a reseller of data cards for the wireless industry, in May 2010 we launched our first proprietary wireless routers that interface easily with the 3G and 4G wireless networks of Verizon, Sprint and AT&T as well as HSPA+ networks of Bell, Rogers and Telus. We re-aligned our operations as we exited from marginally profitable product lines and focused on developing our procurement and supply systems to support sales growth of our new products. During this time we were successful in raising enough working capital from investors to sustain operations and position us for growth in our emerging business. With a focus on designing, developing and distributing our own products – specifically wireless routing solutions which include firmware and software developed in house - we began selling our products in June of 2010. After months of testing, field trials, customer driven enhancements and modifications, we believe that we not only understand the customer requirements and the market verticals but have better control on the business and the challenges facing it. Being less dependent on the commodity based distribution business, we have now commercialized our proprietary routing solutions in an attempt to increase and broaden our revenue streams and gross margins. Our planned revenue growth and return to profitability is expected to come as a result of (1) the introduction of our innovative wireless router products and solutions (2) marketing and sales of our suite of products catering to the growing 3G/4G wireless business segment (3) expansion of our sales and operations team focused on the wireless marketplace and (4) the capability of securing a continuous stream of router hardware components to meet current and future sales demand. This, of course, is dependent on our ability to attract and raise new growth and working capital.

Over the next twelve months, as part of our overall business strategy and success in raising capital to fund our growth plans, we intend to continue to develop new markets, add new customers, strengthen our business relationships with strategic vendors and continue to be innovative in developing software and firmware to meet our customers’ needs. We also intend to continue to strengthen our management by attracting seasoned executives with sales, marketing, finance and technical expertise from the wireless and wireline industries.

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

We believe that we have established a strong foundation of IP (Intellectual Property), industry relationships, quality assurance methodologies and proprietary enabling technology, NexWareTM, which can be readily adapted to meet the needs of specific partners and markets. Our objectives over the next 6 months are to continue to build value inside the business and move our company to a more profitable stage of growth. To support this growth, we believe we require approximately $5 million to drive our new business model, launch our new products, meet our customers’ needs and increase shareholder value. We have signed agreements with financial advisors and consultants to assist us in raising the necessary capital.

We intend to use financing raised to launch our sales and marketing campaign, procure router hardware components and provide the necessary working capital to allow management to achieve profitability from operations, which we believe will increase shareholder value.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED APRIL 30, 2011 COMPARED TO APRIL 30, 2010

To ensure that we positioned our company for the future growth forecasted in the wireless 3G/4G sector, we turned our attention away from being solely dependent on the manfuacturers we represented towards designing and developing our own products – specifically 3G/ 4G wireless routing firmware and hardware. This focus on developing and marketing our own line of products has impacted our revenues when compared to the same period in 2010. After 18 months of testing, field trials, customer driven enhancements and modifications, we believe that we not only understand the customer requirements and the market verticals but have better control on the business and the challenges facing it.

Revenues

Revenues for the three months ended April 30, 2011 were $247,558 compared to $525,053 for the three months ended April 30, 2010, a decrease of $277,495 or 53%. Total revenues for the six months ended April 30, 2011 amounted to $539,058 compared to $1,031,391 for the same period in 2010, a decrease of $492,333. The decline in revenues in the quarter and six months ended April 30, 2011 was attributable in part to our decision to focus our resources on marketing our own line of products and move away from our dependence on the sale of non-Nexaira products such as data cards and modules, which for the same period in 2010 amounted to $438,175 and $296,956, respectively. A key contributing factor to the decrease in router sales in our second quarter was the lack of inventory on hand to meet customer orders. With the completion of a $2.2 million purchase order financing line announced May 16, 2011, we anticipate that this purchase order financing will enable our company to acquire inventory as needed to meet the demand of our suite of products from our growing customer base. On a more positive trend, our router revenue for the six months ended April 30, 2011 increased from $263,519 in 2010 to $384,615, up $121,096 or 46% during the same period in 2010. More importantly, Nexaira router sales as a percentage of total sales represented 71% for the six months ended April 30, 2011 compared to only representing 25% of total sales for the same period in 2010.

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

Cost of Product Sales

Cost of product revenues before amortization expense of $55,267 for the three months ended April 30, 2011 amounted to $159,781 or 64.5% of revenues compared to $464,777 or 88.5% of revenues for the same period in 2010. This overall decrease is attributable in part to lower revenues for the same period in 2010. The higher cost of product revenues as a percentage of revenues reflects the liquidation of modules during the second quarter. Total cost of revenues amounted to $215,048 for the three months ended April 30, 2011 as compared to $506,022 for the same period in 2010 and includes non cash expenses of $55,267and $41,245, respectively, relating to the amortization of router tooling costs and capitalized research and development costs.

Gross Profit

Overall gross profit for the three and six months ended April 30, 2011 was $32,510 and $110,402, respectively, or 13% and 20%, respectively, of total revenues from the sale of Nexaira routers, accessories and other manufacturer’s products that have lower margins. This compares to overall gross profit of $19,031 and $137,776, respectively, or 4% and 13%, respectively, of total revenues for the three months and six months ended April 30, 2010. The lower gross profit for the current quarter was impacted as a result of liquidating $52,500 in legacy module products at 15% margin. More significant is that the gross profit on Nexaira product router sales, excluding amortization expense of $109,904 which is a non-GAAP measurement, for the six months ended April 30, 2011 amounted to $172,948 or 45% on router revenues of $384,615 The gross profit on router product sales, excluding amortization expense which is a non-GAAP measurement, for the same period in 2010 amounted to $53,161 or 20 % on router revenues of $263,519. This increase in gross profit over the six months of 2010 shows the positive impact of introducing our higher margin product line launched and marketed in fourth quarter of 2010 after receiving certification in May/June 2010.

Research and Development

Research and development totaled $139,608 and $193,157 for the three months ended April 30, 2011 and 2010, respectively, for a total decrease of $53,549. For the six months ended April 30, 2011, research and development totaled $291,864 and $421,876, respectively, for a total decrease of $130,012. This decrease reflects a temporary re-allocation of resources from strict research and development activities to building functions, features and enhancements into our commercial ready products and working collaboratively with our current and potential customers in the Specialty Channels in the Machine to Machine verticals. This collaborative work includes on-site field testing, resolution of hardware issues and sales, marketing and engineering support. We continue to believe that investments in research and development will drive innovation which is critical to our future growth in revenues and customers and our ability to compete effectively in the marketplace.

We capitalize software development costs in accordance with ASC 985-20, Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Software development costs consist of labor and overhead costs related to development of our suite of NexWare™ firmware for our suite of wireless routers. Software development costs are capitalized when technological feasibility and marketability of the related product has been established. On June 1, 2008, we established technological feasibility upon successful completion and testing of our first working router product pilot firmware program. Capitalized software costs are amortized on a product-by-product basis over five years, beginning when the product is available for general release to customers. As of April 30, 2011, software development costs amounted to $837,230 which includes $109,374 related to the development of NexWare™ Enterprise Pro products expected to be released in the second half of 2011. Accordingly, amortization has not begun on this product to date.

Selling, General and Administrative

Selling, general and administrative expenses amounted to $744,892 for the three months ended April 30, 2011compared to $953,622 for the same period in 2010, for a decrease of $208,730. For the six months ended April 30, 2011, selling, general and administrative expenses amounted to $1,598,109 compared to $1,882,933 for the same period in 2010, for a total decrease of $284.824. The quarterly and six month decrease in selling, general and administrative expenses is a result of cost cutting measures, including a reduction in the work force and a reduction in legal and audit fees incurred during the same period in 2010. Included in selling, general and administrative expenses for the six months ended April 30, 2011 is $49,673 for stock compensation expense compared to $65,542 for the same period in 2010.

Loss from Operations

For the three months ended April 30, 2011, our net loss from operations was $851,989, compared to $1,127,748 in the same period in 2010. Our loss from operations amounted to $1,779,570 for the six months ended April 30, 2011 compared to a loss of $2,167,033 for the same period in 2010.

Interest and Other Income

On January 13, 2011, we entered into a Debt Settlement and Subscription Agreement with a vendor. The transaction was recorded as a gain on settlement of note payable totaling $231,016. The remainder was primarily attributed to settlement of disputed accounts payable to our benefit.

For the three and six month period ended April 30, 2011, the Company recorded a gain of $35,979 on the increase in the decrease in fair value of the derivative related to warrants issued in connection with a private placement and an extension of the maturity date of a convertible note payable.

Interest and Other Expense

Interest expense for the three months ended April 30, 2011 amounted to $111,809 compared to $37,894 for the same period in 2010. Interest and other expense for the six months ended April 30, 2011 amounted to $358,115 compared to $140,559 for the six months ended April 30, 2010. The $358,115 is attributed to the increase in short term borrowings from a number of lenders and related parties during 2011 for general working capital purposes compared to the same period in 2010.

Net Loss

Net loss after interest, other income and income taxes amounted to $927,819 for the three months ended April 30, 2011 compared to $1,164,502 for the same period in 2010. Net loss after interest, other income and income taxes amounted to $1,848,936 for the six months ended April 30, 2011 compared to $2,307,252 for the same period in 2010. As our line of routers continues to gain acceptance in the marketplace, we believe our company’s losses will decrease over the next three quarters.

OUTSTANDING SHARE DATA

Common Shares

Total authorized share capital: 600,000,000 common shares @ U.S. $0.001 par value

COMMON SHARES

Total issued and outstanding as of October 31, 2009	36,329,262

Common shares issued in connection with conversion of $1,600,000 convertible debenture on November 10, 2009	19,250,000
Common shares issued in connection with $375,000 private placement and conversion of $502,262 debt on January 6, 2010	1,754,523
Common shares issued in connection with $350,000 private placement and conversion of $350,000 convertible debenture on February 23, 2010	1,400,000
Common shares issued in connection with $575,000 private placement on April 29, 2010	575,000
Common shares issued on May 26, 2010 in connection with consulting agreement	16,666
Common shares issued on May 26, 2010 in connection with consulting agreement	100,000
Common shares issued on May 26, 2010 in connection with $21,487 debt conversion	94,001
Common shares issued on June 17, 2010 in connection with consulting agreement	16,666
Common shares issued on July 30, 2010 in connection with consulting agreement	33,332
Common shares issued on August 12, 2010 in connection with exercise of stock options	65,000
Common shares issued on September 22, 2010 in connection with consulting agreement	16,666
Common shares issued on September 27, 2010 in connection with exercise of stock options	160,000

Total issued and outstanding as of October 31, 2010	59,811,116

Common shares issued in connection with $860,000 private placement on December 17, 2010	8,600,000
Common shares issued in connection with conversion of $150,000 debt on January 13, 2011	1,500,000
Common shares issued in connection with conversion of $471,481 debt on January 13, 2011	2,357,406
Common shares issued in connection with advisory consulting agreement on March 3, 2011	450,000
Common shares issued in connection with a consulting agreement on March 3, 2011	450,000
Common shares issued in connection with conversion of $250,000 debt on February 25, 2011	2,500,000
Common shares issued in connection with partial conversion of convertible note on February 25, 2011 - $10,000 plus $518 accrued interest	142,030

Common shares issued in connection with partial conversion of convertible note on March 22, 2011 - $20,000 plus $1,172.60 accrue interest	289,665
Common shares issued in connection with $225,000 private placement on March 24, 2011	2,250,000

Total issued and outstanding as of April 30, 2011 and June 14, 2011	78,350,217

COMMON SHARE PURCHASE WARRANTS
Granted October 26, 2009: Exercisable at $0.10 Expiry: June 29, 2011	875,000
Granted October 26, 2009: Exercisable at $0.20 Expiry: January 15, 2013	700,000
Granted October 26, 2009: Exercisable at $0.20 Expiry: September 30, 2011	1,312,500
Granted January 6, 2010: Exercisable at $1.00 Expiry: January 6, 2012	1,754,523
Granted February 23, 2010: Exercisable at $1.00 Expiry: February 23, 2012	1,400,000
Granted April 29, 2010: Exercisable at $1.50 Expiry: April 29, 2012	575,000
Granted August 20, 2010: Exercisable at $0.50 Expiry: August 20, 2013	333,333
Granted December 17, 2010: Exercisable at $0.28 Expiry: December 17, 2013	1,400,000
Granted January 14, 2011: Exercisable at $0.20 Expiry: January 15, 2013	1,129,034
Granted March 21, 2011: Exercisable at $0.15 Expiry: March 21, 2014	333,333
Granted March 23, 2011: Exercisable at $0.15 Expiry: March 23, 2014	2,250,000
Total outstanding common share purchase warrants as of April 30, 2011	12,062,723
Granted May 16, 2011: Exercisable at $0.15 Expiry: May 16, 2014	350,000
Granted May 16, 2011: Exercisable at $0.10 Expiry: May 16, 2014	4,000,000
Total outstanding common share purchase warrants as of June 14, 2011	16,412,723

EMPLOYEE STOCK OPTION PLAN
Total Options available for grant under our company’s Stock Option Plan: 15,000,000
Granted October 5, 2009: 8,400,000 Exercisable at $0.15 Expiry: July 17, 2013	8,400,000
Granted March 22, 2010: 2,012,500 Exercisable at $0.31 Expiry: March 22, 2015	2,012,500
Granted May 17, 2010: 437,500 Exercisable at $0.425 Expiry: May 17, 2015	437,500
Granted on April 20, 2011: 500,000 Exercisable at $0.15 Expiry: April 20, 2016	500,000
Exercised on August 12, 2010 at $0.15	(65,000)
Exercised on September 27, 2010 at $0.15	(160,000)
Cancelled during fiscal year 2010: Exercisable at $0.15	(518,750)
Cancelled during current fiscal year: Exercisable at $0.15	(933,333)
Total outstanding stock options as of April 30, 2011	9,672,917
Cancelled May 31, 2011	(116,667)
Total outstanding stock options as of June 14, 2011	9,556,250

Issuances Since October 31, 2010

On December 17, 2010, as disclosed in our current report on Form 8K filed with the Securities and Exchange Commission (the “Commission”) on December 20, 2010, we closed a private placement of 8,600,000 shares of common stock at a purchase price of $0.10 per share for aggregate proceeds to our company of $860,000. We issued 3,000,000 shares to two non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended (the “Act”) and 5,600,000 shares to nine U.S. persons pursuant to Rule 506 of Regulation D and/or Section 4(2). Additionally, 1,400,000 warrants were issued as a placement fee and for ongoing investment banking and other financial advisory services to three U.S. persons pursuant to Rule 506 of Regulation D and/or Section 4(2). The warrants are exercisable at a strike price equal to US$0.28 per share until November 18, 2013.

On January 13, 2011, as disclosed in our current Form 8K as filed with the Commission on January 20, 2011, we entered into a Debt Settlement and Subscription Agreement with a vendor whereby we issued 1,500,000 common shares at a price of $0.10 per share in settlement of $150,000 in outstanding account payable and 2,357,406 common shares at a price of $0.20 per share in settlement of $471,481 for the remainder of the outstanding account payable. We recorded a gain of $231,016 related to this settlement for the quarter ended January 31, 2011. We issued the shares to one U.S. person who is an accredited investor (as that term is defined in Rule 501 of Regulation D, promulgated under the Securities Act of 1933, as amended).

On January 14, 2011, we extended the expiry date from January 15, 2011 to January 15, 2013 on 700,000 warrants exercisable at $0.20 per share granted to two related party lenders on October 26, 2009.

On January 15, 2011, we granted 1,129,034 warrants at an exercise price of US $0.20 per share exercisable at any time until January 15, 2013 to a lender whose 1,129,034 options expired November 7, 2010. The warrants were granted in consideration and acknowledgement of the lender’s continued support, specifically in (a) not calling the loan; (b) agreeing to convert the principal amount of $1,950,000 debt into shares of our company; (c) agreeing to defer interest payments on said demand loans as well as the amount remaining after the debt conversions; and (d) providing additional funding by way of current outstanding promissory note loans, which at October 31, 2010 aggregate to $412,000. We issued the warrants to one non U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On February 25, 2011, as disclosed in our Form 8K as filed with the Commission on March 2, 2011, we entered into a debt settlement and subscription agreement with one investor whereby we agreed to issue 2,500,000 shares of our common stock in settlement of $250,000 of a $300,000 debt owing by us to the investor. The shares were issued at a price of $0.10 per share. We also issued the investor a note in the principal amount of $77,321 with respect to the remaining balance payable on the debt. On March 3, 2011 we issued the 2,500,000 shares of common stock to one non U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On February 24, 2011, as disclosed in our Form 8K as filed with the Commission on March 2, 2011, we entered into a letter agreement with a financial advisor, whereby the advisor agreed to provide certain advisory services to our company in consideration for the issuance of up to 1,800,000 shares of our company’s common stock at a price of $0.10 per share, with the shares to be issued as follows: (a) 450,000 shares upon execution of the letter agreement; and (b) 150,000 shares at the end of each month starting on the last day of the fourth month through the twelfth month of the term of the agreement. The 450,000 shares issued were earned over the first 90 day period.

Also, on February 24, 2011 as disclosed in our Form 8K as filed with the Commission on March 2, 2011, we entered into a consulting agreement with a consultant, whereby the consultant greed to provide certain consulting services to our company in consideration for the issuance of up to 1,800,000 shares of our company’s common stock at a price of $0.10 per share, to be issued as follows: (a) 450,000 shares upon execution of the consulting agreement; and (b) 150,000 shares at on the last day of each month starting on the last day of the fourth month through the twelfth month of the term of the agreement. The 450,000 shares issued were earned over the first 90 day period.

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

On February 25, 2011, a convertible note holder delivered a notice of conversion with respect to $10,000 of the principal amount of a note, dated August 20, 2010, in the principal amount of $400,000 issued by our company to the note holder. Effective February 25, 2011, the $10,000, and $518 accrued interest thereon, were converted into 142,030 common shares of our company at a deemed conversion price of $0.074053 per share. On March 22, 2011, the convertible note holder delivered a notice of conversion with respect to $20,000 of the principal amount of the note. Effective March 23, 2011, the $20,000 and $1,173 accrued interest thereon, were converted into 289,665 common shares of our stock at a deemed conversion price of $0.0731 per share. The note holder is an accredited investor (as that term is defined in Rule 501 of Regulation D, promulgated under the Securities Act of 1933, as amended), and in issuing these securities we relied on the registration exemption provided for in Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

On March 23, 2011, we closed a private placement consisting of 2,250,000 units at a purchase price of $0.10 per unit for aggregate gross proceeds of $225,000. Each unit consists of one share in the capital of our company’s common stock and one common share purchase warrant exercisable at a strike price of $0.15 per share at any time until March 23, 2014. The 2,250,000 units were issued to four U.S. persons who are accredited investors.

On May 16, 2011, as disclosed in our current Form 8K as filed with the Commission on May 19, 2011, Nexaira, Inc., our US subsidiary, entered into a Loan Agreement with Centurion Credit Funding LLC (the ‘Lender”), pursuant to which the Lender provided a $300,000 bridge loan (the “Bridge Loan”) and up to a $2.2 million revolving purchase order financing loan (the “Revolving Loan”). The maturity date for the Bridge Loan is October 24, 2011 and the maturity date for the Revolving Loan is May 16, 2012. The Bridge Loan and Revolving Loan are repayable without penalty prior to maturity at ouroption. We executed the Loan Agreement solely in connection with the conversion provisions of the Loan Agreement, pursuant to which any obligations (including any accrued interest and fees) owing under the Loan Agreement are convertible into shares of our common stock at an conversion price equal to seventy (70) percent of the weighted average sale price per share over the thirty (30) day period prior to the conversion date.

Outstanding advances under the Bridge Loan and the Revolving Loan bear interest at the rate of 36% per annum. Following the occurrence and during the continuance of an event of default advances bear interest at the rate of 46% per annum.

The Revolving Loan provides for advances for inventory in an amount equal to the initial deposit required by a supplier in connection with the manufacture or supply of inventory (a “Deposit Revolving Advance”). Any outstanding balance of any Deposit Revolving Advance is due and payable on the earlier of receipt of funds from the applicable customer or 120 days after the making of such Deposit Revolving Advance. The Revolving Loan also provides for advances in an amount equal to the remaining amount due to a supplier for inventory manufactured or supplied by such supplier (a “Balance Revolving Advance”). Any outstanding balance of any Balance Revolving Advance shall be due and payable on the earlier of receipt of funds from the applicable customer or 60 days after the making of such Balance Revolving Advance.

Maturity of the Bridge Loan and the Revolving Loan may be accelerated if there is an event of default, as that term is defined in the Loan Agreement.

In connection with the Loan Agreement, our company and our subsidiaries granted security over all of our assets and guaranteed repayment of all obligations owing under the Loan Agreement.

Also in connection with the Loan Agreement, we issued share purchase warrants to the Lender to acquire up to 15 million shares of common stock, 4 million of which are immediately exercisable and 11 million of which become exercisable as to 1 million per month beginning on June 16, 2011 provided that there remains unpaid amounts under the Loan Agreement. All warrants become immediately exercisable if there is an event of default, as that term is defined in the Loan Agreement. Upon repayment of all obligations under the Loan Agreement, all share purchase warrants that have not yet become exercisable will expire. All warrants will be exercisable for a period of three years from the date that such warrants become exercisable. The exercise price is equal to $0.10 subject to adjustment from time to time.

On May 16, 2011 we also issued 350,000 warrants at an exercise price $0.15 per share to Reedland Capital Partners, as a commission in connection with the Loan Agreement.

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

FINANCIAL CONDITION AND LIQUIDITY

Working Capital

		April 30,	October 31,
		2011	2010
		(unaudited)
Current assets		$440,372	$565,074
Current liabilities	$	(4,503,664)	$(4,726,657)
Working capital (deficiency)		$(4,063,292)	$(4,161,583)

Our cash on hand as of April 30, 2011 was $31,182. On May 16, 2011, we received proceeds of $300,000 for general working capital purposes under a Bridge Loan with an institutional lender. On June 3, 2011, we received proceeds of $100,000 for general working capital purposes under a private placement with an accredited investor. As of April 30, 2011, we had a working capital deficiency of $4,063,292. The $4,503,664 balance in current liabilities at April 30, 2011 include amounts payable to related parties and supportive lenders and include $258,707 in interest payable, $91,000 in accrued board fees, $952,255 in deferred consulting fees and $1,402,396 in short term notes. We have incurred operating losses since 2008, and this is likely to continue for the year ending October 31, 2011.

We anticipate that our cash on hand and the revenue that we anticipate generating from product sales will not be sufficient to satisfy all of our cash requirements for the next twelve months. In addition to the $300,000 Bridge Loan, since October 31, 2010 through June 14, 2011 we have successfully raised cash in the amount $1,185,000 in connection with non-brokered private placement transactions and converted $903,171 of our debt into equity. We plan to raise additional capital primarily through the equity financing and further borrowings from our current shareholders and directors if this type of funding continues to be available. We will continue to seek additional funds from our current shareholders and directors to fund our day to day operations until equity financing can be pursued but we have no guarantee that our current shareholders and directors will continue to fund our day to day operations.

We have been focused on changing our business model to include the development of our own line of software to compliment the distribution side of our business. During this period we have experienced a decline in revenues from the legacy distribution business resulting in negative cash flow from operations. As of April 30, 2011 we have a total shareholders’ deficit of $2,968,460 compared to a shareholders’ deficit of $2,937,951 as of October 31, 2010. As discussed in Note 3 of the Notes to the Condensed Consolidated Financial Statements, we have incurred losses from operations and have negative cash flow from operations, a working capital and a net capital deficit that raise substantial doubt about our ability to continue as a going concern. The Condensed Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty. Our ability to continue as a going concern depends on our success in generating increased revenues and earnings in the immediate and foreseeable future with the introduction of our new line of hardware and software router products and solutions. Furthermore, the continuation of our company as a going concern is dependent upon the continued financial support from our shareholders and lenders and our ability to obtain necessary equity financing to continue operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Future Fundraising

Fundraising will be one of our primary objectives over the next six months. We anticipate our cash requirements for the next 6 months to carry out our business plan will be at least $2 million. We do not anticipate generating positive internal operating cash flow until we can generate substantial revenues from the commercial sale of our new line of hardware and software router products and solutions. We intend to raise $5 million of our cash requirements through equity financings by August 2011.

As noted above, the financial requirements of our company for the next six months will depend on our ability to raise the money we require through debt financing and private placements associated with the issuance of additional equity securities of our company to our current stockholders and/or new stockholders. The issuance of additional equity securities by us may result in a significant dilution in the equity interests of our current stockholders. There is no assurance that we will be able to obtain further funds required for our continued operations or that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our operations.

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

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of our financial instruments that could have been realized as of April 30, 2011 or that will be recognized in the future and do not include expenses that could be incurred in an actual settlement. The carrying amounts of our financial assets and liabilities, such as cash and cash equivalents, prepaids and other current assets, and other assets, accounts payable, accrued expenses, accrued interest, taxes payable, and other current liabilities, approximate their fair values because of the short maturity of these instruments. Our notes payable to shareholders, long-term debt, and convertible debenture approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to us for similar financial arrangements at April 30, 2011 and October 31, 2010. Our derivative liability measured at fair value on a recurring basis was determined using the following inputs:

	Fair Market Measurement at April 30, 2011
		Quoted
		Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Embedded derivative liability – convertible note payable	$159,224	$-	$-	$159,224
Warrant derivative liability – private placement	$126,021	$-	$-	$126,021

Total derivatives	$285,245	$-	$-	$285,245

The fair value of the embedded derivative related to the issuance of the convertible note payable as of April 30, 2011 was $159,224. Our stock price was $0.08, risk-free discount rate of 4.15% and volatility of 125% was used to obtain fair value, resulting in the change in fair value of $12,568 recorded as other income in our Consolidated Statements of Operations for the six months ended April 30, 2011.

The fair value of the derivative related to the price protection of warrants in connection with the issuance of common stock in a private placement as of April 30, 2011 was $126,021. Our stock price was $0.08, risk-free discount rate of 1.01% and volatility of 125% was used to obtain fair value, resulting in the change in fair value of $37,787 recorded as other income in our Consolidated Statements of Operations for the six months ended April 30, 2011.

A reconciliation of our liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)
	Derivative Liabilities
	April 30,	October 31
	2011
	(unaudited)	2010
Balance beginning of period	$154,615	$-
Warrant derivative in connection with the private placement	163,808	121,249
Total unrealized loss (income) included in earnings	(33,178)	33,366
Balance end of period	$285,245	$154,615

Concentration of Risk

We provide products and services to a variety of customers worldwide. Concentration of credit risk with respect to revenues and trade receivables is limited due to the geographic and industry dispersion of our customer base. We have not experienced significant credit losses on our customer accounts. A small number of customers has typically accounted for a large percentage of our annual revenues and trade accounts receivable. For the three months ended April 30, 2011, three customers accounted for 21%, 18% and 12% respectively, of our revenues. Two customers accounted for 30%, and 10%, respectively, of our revenues for the six months ended April 30, 2011. For the three months ended April 30, 2010, three customers accounted for 42%, 16% and 10%, respectively and three customers accounted for 40%, 15% and 11%, respectively, of our revenues for the six months ended April 30, 2010.

Three customers accounted for 19%, 17%, and 10%, respectively, of trade accounts receivable as of April 30, 2011. As of April 30, 2010, two customers accounted for 40% and 17% of outstanding trade accounts receivable.

We relied on two suppliers to provide 89% of total inventory purchases for the three months ended April 30, 2011. For the six months ended April 30, 2011, we relied on inventory purchases of 11%, 18% and 62% from three suppliers, respectively. We relied on one supplier to provide 82% of total inventory purchases for the three and six months ended April 30, 2010, respectively.

Research and Development Costs

Internal costs relating to research and development costs incurred for new software products and enhancements to existing products, other than certain software development costs that qualify for capitalization, are expensed as incurred.

Software Development Costs

We capitalize software development costs in accordance with ASC 985-20, Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Software development costs consist of labor and overhead costs related to development of our suite of NexWare™ firmware for our suite of wireless routers. Software development costs are capitalized when technological feasibility and marketability of the related product has been established. On June 1, 2008, we established technological feasibility upon successful completion and testing of our first working router product pilot firmware program. Capitalized software costs are amortized on a product-by-product basis over five years, beginning when the product is available for general release to customers. As of April 30, 2011, software development costs in the amount of $837,230, which includes $109,374 related to the development of NexWare™ Enterprise Pro products expected to be released in the second half of 2011. Accordingly, amortization has not begun on this product to date.

Intangible Assets

Intangible assets, consisting principally of patents and trademarks, are accounted for in accordance with ASC 350.30, Goodwill and Other Intangibles. Intangible assets that have finite lives are amortized using the straight-line method over their estimated useful lives of fifteen years. Amortization expense included in selling, general and administration expense for the six months ended April 30, 2011 and 2010 was $4,858 and $9,188, respectively.

Revenue Recognition

Our revenues comprise of the following:

  distribution of third party mobile wireless broadband, modules and router solutions, as well as related accessories;

  our proprietary wireless router solutions that are integrated with our internally developed software that is essential to the functionality of the equipment; and

  customization services, marketing tools, provisioning and airtime activations based on individual customer needs.

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

The portion of revenue from shipments to distributors subject to rights of return is deferred until the agreed upon percentage of return or cancellation privileges lapse. We considered ASC 985-605, Software Revenue Recognition applied to the revenue recognition of our newly developed products sold during the six months ended April 30, 2011 and 2010. We do not currently sell our proprietary router product and internally developed software separately, and no services are provided after the product is shipped. Therefore, normal ASC 605-10 revenue recognition guidance applies as noted above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES Disclosure Controls and Procedures

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

As required by paragraph (b) of Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, our management, with the participation of our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, being April 30, 2011. Based on this evaluation, these officers concluded that, as of April 30, 2011, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to our company’s management, including our president and chief financial officer, to allow timely decisions regarding required disclosure.

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

Under the supervision of our chief executive officer and chief financial officer, being our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2011 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at April 30, 2011.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of our internal control over financial reporting as of April 30, 2011, we determined that there were control deficiencies that constituted material weaknesses which are indicative of many small companies with small staff, such as:

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

These control deficiencies resulted in a reasonable possibility that a material misstatement of the interim financial statements could not have been prevented or detected on a timely basis. As a result of the material weaknesses described above, we concluded that we did not maintain effective internal control over financial reporting as of April 30, 2011 based on criteria established in Internal Control—Integrated Framework issued by COSO. Our management, board of directors and audit committee are currently evaluating remediation plans for the above deficiencies. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the weaknesses described above as we have not had sufficient financial resources to hire additional administrative and accounting personnel to implement our remediation plan. However, with additional funding we intend to take steps to enhance and improve the design of our internal control over financial reporting. Our proposed plans are set out below under the heading, “Management’s Remediation Initiatives”.

Changes in Internal Controls

As discussed above, we conducted an evaluation of the effectiveness of our internal control over financial reporting during our most recent three months end using the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation using the criteria established, our management concluded that our internal controls over financial reporting were not effective as of April 30, 2011.

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

Excluding warrants and stock options, our directors and officers, in the aggregate, beneficially own 28.57% of the 78,350,217 issued and outstanding shares of our common stock as of the date of this Report. As a result, they have the ability to influence matters affecting our stockholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our officers and directors control such shares, investors will find it difficult to replace our management if they disagree with the way our business is being operated. Because the influence by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

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

We are authorized to issue up to 600,000,000 shares of common stock. As of June 14, 2011 there were 78,350,217 shares of our common stock issued and outstanding. Our board of directors has the authority to cause our company to issue additional shares of common stock without the consent of any of our stockholders. Consequently, our stockholders may experience dilution in their ownership of our company in the future.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Disclosure contained under Part 1 – Item 2 under the heading “Outstanding Share Data” is responsive to this item.

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

3.4
Certificate of Amendment to Articles of Incorporation and Bylaws – filed on October 7, 2010 with the Secretary of State of Nevada creating 100,000,000 preferred stock with a par value of $0.001 per share (incorporated by reference from our Annual Report on Form 10K for the year ended October 31, 2010 as filed with the Commission on January 28, 2011)

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

10.16	Form of Debt Settlement and Subscription Agreement (incorporated by reference from our current report on Form 8-K as filed with the Commission on March 2, 2011)

10.17	Letter Agreement with Garden State Securities Inc. (incorporated by reference from our current report on Form 8-K as filed with the Commission on March 2, 2011)

10.18	Consulting Agreement with JFS Investments, Inc. (incorporated by reference from our current report on Form 8-K as filed with the Commission on March 2, 2011)

10.19
Amendment Agreement and warrant issued to Gemini Master Fund and Form of Subscription Agreement (US person) (incorporated by reference from our current report on Form 8-K as filed with the Commission on March
24, 2011)

10.20	Bridge Loan and Revolving Loan agreements (incorporated by reference from our current report on Form 8-K as filed with the Commission on May 19, 2011)

(14)	Code of Ethics
14.1	Code of Ethics(incorporated by reference from our annual report on Form 10-K for the year ended August 31, 2009 as filed with the Commission on November 18, 2009)

(21)	Subsidiaries
21	Direct and Indirect Wholly-Owned Subsidiaries of Nexaira Wireless Inc.: Nexaira Wireless (BC) Ltd , a British Columbia company and Nexaira, Inc., a California company

(31)	Certifications
31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer and Principal Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(99)	Additional Exhibits

99.1
Audit Committee Charter – Adopted on January 25, 2011 (incorporated by reference from our Annual Report on Form 10K for the year ended October 31, 2010 as filed with the Commission on January 28, 2011)

99.2
Compensation Committee Charter – Adopted on January 26, 2011 (incorporated by reference from our Annual Report on Form 10K for the year ended October 31, 2010 as filed with the Commission on January 28, 2011)

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXAIRA WIRELESS INC.

/s/ Mark Sampson

By: Mark Sampson
President, Chief Executive Officer and Director
(Principal Executive Officer)
Dated: June 14, 2011

/s/ Ralph Proceviat

By: Ralph Proceviat
Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)
Dated: June 14, 2011