Form 10-Q
period 2011-07-31
NEXAIRA WIRELESS INC.
filed 2011-09-20
CIK 1445625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2011

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 80,727,569 common shares issued and outstanding as of September 20, 2011.

INDEX

		Page
PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as at July 31, 2011 (unaudited) with comparative figures as at October 31, 2010 (audited)	4

	Condensed Consolidated Statement of Operations (unaudited) for the three months ended July 31, 2011 and 2010 and the nine months ended July 31, 2011 and 2010	5

	Condensed Consolidated Statement of Cash Flows (unaudited) for the nine months ended July 31, 2011 and 2010	6

	Condensed Consolidated Statement of Shareholders’ Deficit and Other Comprehensive Loss for the year ended October 31, 2010 (audited) and the nine months ended July 31, 2011 (unaudited)	7

	Notes to the Condensed Consolidated Financial Statements.	8

ITEM 2.	Management’s Discussion and Analysis or Plan of Operation	19

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	38

ITEM 4.	Controls and Procedures	38

PART II.	OTHER INFORMATION	40

ITEM 1.	Legal Proceedings	40

ITEM 1A.	Risk Factors	40

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47

ITEM 3.	Defaults Upon Senior Securities	47

ITEM 4.	Removed and Reserved	47

ITEM 5.	Other Information	47

ITEM 6.	Exhibits	48

	SIGNATURES

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

While the information presented in the accompanying interim condensed consolidated financial statements for the quarter ended July 31, 2011 is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period. These interim condensed consolidated financial statements follow the same accounting policies and methods of their application as our October 31, 2010 annual audited condensed consolidated financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim condensed financial statements be read in conjunction with our October 31, 2010 annual audited consolidated financial statements.

NEXAIRA WIRELESS INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	July 31, 2011 (unaudited)	October 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$13,369	$107,727
Accounts receivable, net	315,829	200,416
Inventories, net	139,694	162,525
Prepaid financing costs	1,020,950	—
Prepaids and other current assets	93,427	94,406

Total current assets	1,583,269	565,074

Property and equipment, net	136,609	205,599
Other assets:
Software development costs, net	790,381	917,417
Patents and trademarks, net	83,272	100,616

Total other assets	873,653	1,018,033

TOTAL ASSETS	$2,593,531	$1,788,706

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Short-term promissory notes payable	$988,871	$950,000
Note payable to vendor, net	—	576,449
Accounts payable	731,745	729,854
Accrued payroll and related liabilities	187,010	453,625
Convertible notes payable, net	722,718	281,319
Derivative liabilities	1,753,062	154,615
Debt discount	(175,000)	—
Promissory notes payable to related parties	412,000	412,000
Interest payable	324,102	195,796
Note payable to bank	34,225	56,666
Accrued board of directors fees	67,000	73,000
Deferred consulting and management fees	1,090,584	562,769
Accrued expenses and other current liabilities	448,035	280,564

Total current liabilities	6,584,352	4,726,657

Commitments and contingencies
Shareholders’ deficit:
Preferred stock, $0.001 par value:
Authorized shares – 100,000,000
Issued and outstanding – Nil	—	—
Common stock, $0.001 par value:
Authorized shares – 600,000,000
Issued and outstanding – 80,350,217 and 59,811,116, respectively	80,350	59,811
Additional paid-in capital	7,679,269	5,622,753
Accumulated deficit	(11,482,923)	(8,488,905)
Other comprehensive loss:
Foreign exchange translation	(267,518)	(131,610)

TOTAL SHAREHOLDERS’ DEFICIT	(3,990,821)	(2,937,951)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$2,593,531	$1,788,706

See Accompanying Notes to Consolidated Financial Statements

NEXAIRA WIRELESS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2011	2010	2011	2010
Revenues	$408,768	$270,305	$947,826	$1,301,696

Cost of product revenues	182,841	119,535	501,593	971,905
Amortization expense	46,849	33,387	156,753	74,632

Total cost of revenues	229,690	152,921	658,346	1,046,536

Gross profit	179,078	117,384	289,480	255,160
Operating expenses:
Research and development	145,236	285,707	437,100	707,583
Selling, general and administrative	867,020	863,513	2,465,128	2,746,446

Total operating expenses	1,012,256	1,149,220	2,902,228	3,454,446

Loss from operations	(833,178)	(1,031,836)	(2,612,748)	(3,198,869)

Other (expense) income:
Gain on settlement of note payable and accounts payable	—	—	253,569	—
Interest income	—	1,163	35,981	2,303
Interest, amortization of debt fees and other expense	(311,905)	(39,424)	(670,020)	(179,983)

Total other (expense) income	(311,905)	(38,261)	(380,470)	(177,680)

Loss from operations before income taxes	(1,145,083)	(1,070,097)	(2,993,218)	(3,376,549)

Income tax provision	—	1,145	800	1,945

Net Loss	$(1,145,083)	$(1,071,242)	$(2,994,018)	$(3,378,494)

Per share data:
Weighted average shares outstanding used in computation of basic and diluted net loss per share:
Basic and diluted	78,545,869	59,528,328	72,863,693	57,343,062

Net loss per share:
Basic and diluted	$(0.01)	$(0.02)	$(0.04)	$(0.06)

See Accompanying Notes to Condensed Consolidated Financial Statements

NEXAIRA WIRELESS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended July 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(2,994,018)	$(3,378,494)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	291,269	169,894
Loss on disposal of fixed assets	—	650
Provision for bad debts	71,950	(13,000)
Provision for inventory obsolescence	—	46,051
Warranty reserve	2,064	22,199
Stock-based compensation expense	239,107	112,921
Stock issued to consultants	—	74,000
Gain on settlement of note payable to vendor and disputed accounts payable	(210,182)	—
Gain on derivative liabilities	(229,411)	—
Accretion of discount on debt	201,144	19,173
Issuance of common stock warrants in connection with extension of convertible debt	27,762	—
Changes in operating assets and liabilities:
Accounts receivable	(187,362)	17,454
Inventories	22,831	452,009
Prepaid financing costs	(1,020,950)	—
Debt discount in connection with convertible debt	(175,000)	—
Prepaids and other current assets	979	104,418
Accounts payable	1,890	13,897
Accrued expenses and other current liabilities	606,481	466,279

Net cash used in operating activities	(3,351,446)	(1,892,549)

Cash flows from investing activities:
Purchases of property and equipment	(29,545)	(74,599)
Software development costs	(40,530)	(3,350)
Patents and trademarks	(3,375)	(14,551)

Net cash used in investing activities	(73,450)	(92,500)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,285,000	1,100,000
Increase in paid-in capital relating to loan commitment fees	1,589,621	—
Net proceeds from promissory note payable to third party	263,075	—
Proceeds from promissory note payable to related party	—	362,000
Repayment of promissory note from related party	—	(200,000)
Repayment of note payable to vendor	—	(308,696)
Proceeds from loan agreement	345,399	850,000
Repayment of note payable to bank	(8,976)	(20,947)
Advances from shareholder	(6,148)	9,609

Net cash provided by financing activities	3,467,971	1,791,966

Effect of exchange rate changes on cash	(137,433)	(13,945)

Net decrease in cash and cash equivalents	(94,358)	(207,028)
Cash and cash equivalents at beginning of period	107,727	260,067

Cash and cash equivalents at end of period	$13,369	$53,039

See Accompanying Notes to Condensed Consolidated Financial Statements

NEXAIRA WIRELESS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Deficit and Other Comprehensive Loss

For the Year Ended October 31, 2010 and the Nine Months Ended July 31, 2011

(Unaudited)

	Common		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total	Comprehensive Loss
	Stock	Amount
BALANCE OCTOBER 31, 2009	36,329,262	$36,329	$1,504,289	$(75,264)	$(3,824,143)	$(2,358,789)

Conversion of convertible debentures into common stock	19,950,000	19,950	1,930,050			1,950,000
Conversion of promissory notes payable to related party into common stock	423,674	424	211,413			211,837
Conversion of promissory notes payables to third parties into common stock	580,849	581	289,844			290,425
Issuance of common stock in connection with private placements	2,025,000	2,025	1,297,975			1,300,000
Issuance of common stock in connection with consulting agreements	183,330	183	79,817			80,000
Issuance of common stock in connection with settlement of accounts payable	94,001	94	21,391			21,485
Issuance of warrants in connection with convertible note payable			49,458			49,458
Purchase price adjustment in connection with Share Exchange Agreement with Technology Publishing, Inc.			41,801			41,801
Exercise of stock options	225,000	225	33,525			33,750
Stock-based compensation			163,190			163,190
Net loss					(4,664,762)	(4,664,762)	$(4,664,762)
Foreign exchange translation				(56,346)		(56,346)	(56,346)

Total comprehensive loss							$(4,721,108)

BALANCE OCTOBER 31, 2010	59,811,116	59,811	5,622,753	(131,610)	(8,488,905)	(2,937,951)

Issuance of common stock in connection with private placements	12,850,000	12,850	1,272,150			1,285,000
Issuance of common stock in connection with settlement of note payable to vendor	3,857,406	3,858	381,884			385,742
Issuance of warrants for replacement of options previously issued in connection with the amended convertible debenture			81,615			81,615
Issuance of common stock in connection with consulting agreements	900,000	900	89,100			90,000
Issuance of common stock in connection with conversion of debt	2,931,695	2,931	293,134			296,066
Issuance of warrants in connection with private placement			(163,808)			(163,808)
Issuance of warrants in connection with extension of note payable maturity date			27,763			27,763
Issuance of warrants in connection with loan agreement			(1,664,050)			(1,664,050)
Warrant derivative liability in connection with convertible note payable			1,589,621			1,589,621
Stock-based compensation			149,107			149,107
Net loss					(2,994,018)	(2,994,018)	$(2,994,018)
Foreign exchange translation				(135,908)		(135,908)	(135,908)

Total comprehensive loss							$(3,129,926)

BALANCE JULY 31, 2011	80,350,217	$80,350	$7,679,269	$(267,518)	$(11,482,923)	$(3,990,821)

See Accompanying Notes to Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended July 31, 2011 and 2010

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

2.    BASIS OF PRESENTATION

The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position as of July 31, 2011, and the results of operations and cash flows for the nine months ended July 31, 2011 and 2010. The balance sheet as of October 31, 2010 is derived from the Company’s audited financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto incorporated by reference in the Company’s Annual Report on Form 10-K for the year ended October 31, 2010.

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

3.    GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company has experienced a decline in revenues, and has negative cash flows from operations, negative working capital and capital deficits, which raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, an additional cash infusion.

Ongoing unfavorable economic conditions worldwide have led to a low level of liquidity in many financial markets and extreme volatility in the credit and equity markets available to the Company. The Company has obtained funds from both related and unrelated parties since its inception. Management believes this funding will continue, and is actively seeking new investors. Management believes the existing shareholders and prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core business. Depending upon market conditions, the Company has plans to raise between $2-4 million by the end of the calendar year 2011 through equity and favorable debt financing.

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

4.    SIGNFIICANT ACCOUNTING POLICIES

Revenue Recognition

The Company’s revenues comprise of the following:

•	distribution of third party mobile wireless broadband, modules and router solutions, as well as related accessories;

•	the Company’s proprietary wireless router solutions that are integrated with the Company’s internally developed software that is essential to the functionality of the equipment; and

•	customization services, marketing tools, provisioning and airtime activations based on individual customer needs.

The Company recognizes revenue, net of sales tax, in accordance with ASC 605-10, Revenue Recognition, when all four basic criteria are met: 1) there is evidence that an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectability is reasonably assured. In addition, the Company does not recognize revenue until all customers’ acceptance criteria have been met. The criteria are usually met at the time of product shipment, except for shipments to distributors with rights of return. The portion of revenue from shipments to distributors subject to rights of return is deferred until the agreed upon percentage of return or cancellation privileges lapse. The Company considered ASC 985-605, Software Revenue Recognition applied to the revenue recognition of the Company’s newly developed products sold during the nine months ended July 31, 2011 and 2010. The Company does not currently sell its proprietary router product and internally developed software separately, and no services are provided after the product is shipped. Therefore, normal ASC 605-10 revenue recognition guidance applies as noted above.

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

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of July 31, 2011 or that will be recognized in the future and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, prepaids and other current assets, and other assets, accounts payable, accrued expenses, accrued interest, taxes payable, and other current liabilities, approximate their fair values because of the short maturity of these instruments. The Company’s notes payable to shareholders, long-term debt, and convertible note approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at July 31, 2011 and October 31, 2010. The Company’s embedded derivative liability measured at fair value on a recurring basis was determined using the following inputs:

	Fair Market Measurement at July 31, 2011
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Embedded derivative liability – convertible note payable	$181,347	$—	$—	$181,347
Warrant derivative liability – private placement	$63,329	$—	$—	$63,329
Embedded derivative liability – convertible note payable	$115,660	$—	$—	$115,660
Warrant derivative liability – loan agreement	$1,333,881	$—	$—	$1,333,881
Warrant derivative liability – private placement	$58,845	$—	$—	$58,845

Total derivatives	$1,753,062	$—	$—	$1,753,062

The fair value of the embedded derivative related to the issuance of the convertible note payable as of July 31, 2011 was $181,347. The Company’s stock price was $0.04, risk-free discount rate of 3.77% and volatility of 130.0% was used to obtain fair value, resulting in the change in fair value of $22,124 recorded as other expense in the Company’s Consolidated Statements of Operations for the three and nine months ended July 31, 2011.

The fair value of the derivative related to the price protection of warrants in connection with the issuance of common stock in a private placement as of July 31, 2011 was $63,329. The Company’s stock price was $0.04, risk-free discount rate of 0.46% and volatility of 130.0% was used to obtain fair value, resulting in the change in fair value of $(62,692) recorded as other income in the Company’s Consolidated Statements of Operations for the three and nine months ended July 31, 2011.

The fair value of the embedded derivative related to the issuance of the convertible note payable as of July 31, 2011 was $115,660. The Company’s stock price was $0.04, risk-free discount rate of 3.77% and volatility of 130.0% was used to obtain fair value, resulting in the change in fair value of $9,186 recorded as other expense in the Company’s Consolidated Statements of Operations for the three and nine months ended July 31, 2011.

The fair value of the derivative related to the price protection of warrants related to the issuance of warrants in connection with the convertible note payable as of July 31, 2011 was $1,302,463. The Company’s stock price was $0.04, risk-free discount rate of 0.55% and volatility of 130.0% was used to obtain fair value, resulting in the change in fair value of $(180,684) recorded as other income in the Company’s Consolidated Statements of Operations for the three and nine months ended July 31, 2011. The fair value of the derivative related to the price protection of warrants issued in connection with July 22, 2011 Private Placement as of July 31, 2011 was $58,944. The Company’s stock price was $0.04, risk-free discount rate of 0.55% and volatility of 130.0% was used to obtain fair value, resulting in the change in fair value of $(15,484) recorded as other income in the Company’s Consolidated Statements of Operations for the three and nine months ended July 31, 2011.

A reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Derivative Liabilities
	July 31, 2011 (unaudited)	October 31 2010
Balance beginning of period	$154,615	$—
Warrant derivative in connection with price placements and loan agreements	1,859,175	121,249
Total unrealized loss (income) included in earnings	(260,728)	33,366

Balance end of period	$1,753,062	$154,615

Concentration of Credit Risk

The Company provides products and services to a variety of customers worldwide. Concentration of credit risk with respect to revenues and trade receivables is limited due to the geographic and industry dispersion of the Company’s customer base. The Company has not experienced significant credit losses on its customer accounts. A small number of customers has typically accounted for a large percentage of the Company’s annual revenues and trade accounts receivable. For the three months ended July 31, 2011, three customers accounted for 24%, 22% and 14% respectively, of the Company’s revenues. Two customers accounted for 21%, and 11%, respectively, of the Company’s revenues for the nine months ended July 31, 2011. For the three months ended July 31, 2010, five customers accounted for 20%, 17%, 15%, 13% and 11%, respectively and two customers accounted for 36% and 12%, respectively, of the Company’s revenues for the nine months ended July 31, 2010.

Two customers accounted for 23%, and 36%, respectively, of trade accounts receivable as of July 31, 2011. As of July 31, 2010, five customers accounted for 27%, 18%, 14%, 13% and 10% of outstanding trade accounts receivable.

The Company relied on one supplier to provide 92% of total inventory purchases for the three months ended July 31, 2011. For the nine months ended July 31, 2011, the Company relied on inventory purchases of 71% and 13% from two suppliers, respectively. The Company relied on two suppliers to provide 55% and 30% of total inventory purchases for the three months ended July 31, 2011 and three suppliers to provide 43%, 20% and 13% of total inventory purchases for the nine months ended July 31, 2010 and respectively.

Research and Development Costs

Internal costs relating to research and development costs incurred for new software products and enhancements to existing products, other than certain software development costs that qualify for capitalization, are expensed as incurred.

Software Development Costs

The Company capitalizes software development costs in accordance with ASC 985-20, Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Software development costs consist of labor and overhead costs related to development of the Company’s suite of NexWare™ firmware for the Company’s suite of wireless routers. Software development costs are capitalized when technological feasibility and marketability of the related product has been established. On June 1, 2008, the Company established technological feasibility upon successful completion and testing of the Company’s first working router product pilot firmware program. Capitalized software costs are amortized on a product-by-product basis over five years, beginning when the product is available for general release to customers. As of July 31, 2011, software development costs in the amount of $790,381 includes $109,374 related to the development of NexWare™ Enterprise Pro/Business Class III product expected to be released in the second quarter of fiscal 2012. Accordingly, amortization has not begun on NexWare™ Enterprise Pro/Business Class III to date.

Intangible Assets

Intangible assets, consisting principally of patents and trademarks, are accounted for in accordance with ASC 350.30, Goodwill and Other Intangibles. Intangible assets that have finite lives are amortized using the straight-line method over their estimated useful lives of fifteen years. Amortization expense for the three months and nine months ended July 31, 2011 was $6,156 and $18,469, respectively. Amortization expense for the three months and nine months ended July 31, 2010 was $5,363 and $14,551, respectively.

5.    CERTAIN FINANCIAL STATEMENT INFORMATION

Inventories, net

Inventories consist of the following:

	July 31, 2011 (unaudited)	October 31, 2010
Broadband cards	$—	$14,390
End of life inventory	98,742	100,207
Modules	—	35,740
Routers	100,063	101,320
Raw materials	43,107	13,457
Accessories and branding collateral	68,534	77,164

	310,446	342,278
Less allowance for obsolescence	(170,752)	(179,753)

	$139,694	$162,525

Property and equipment, net

Property and equipment consist of the following:

	July 31, 2011 (unaudited)	October 31, 2010
Computer equipment	$203,899	$201,906
Computer software and website development costs	119,093	119,093
Office and lab equipment	46,438	46,438
Furniture and fixtures	25,793	25,793
Leasehold improvements	17,947	17,947
Product tooling and moulds	115,369	87,816

	528,539	498,993
Less accumulated depreciation and amortization	(391,930)	(293,394)

	$136,609	$205,599

Depreciation expense for the three and nine months ended July 31, 2011 totalled $31,554 and $98,533, respectively. For the three and nine months ended July 31, 2010, depreciation expense was $27,704 and $87,700, respectively.

6.    SUPPLEMENTAL CASH FLOW INFORMATION

	Nine months Ended July 31,
	2011		2010
Cash paid for interest		$21,070	79,923

Cash paid for income taxes		$800	$1,945

Non-cash financing and investing activities:
Issuance of common stock in connection with settlement of note payable to vendor		$385,742	$—

Issuance of common stock in connection with settlement of accounts payable	$		$21,485

Issuance of common stock in connection with consulting agreements	$		$74,000

Issuance of warrants for replacement of options previously issued in connection with the amended convertible debenture		$81,615	$—

Issuance of warrants in connection with private placement		$163,808	$—

Issuance of warrants in connection with extension of maturity date of a convertible note payable		$27,762

Issuance of warrants in connection with loan agreement		$1,557,576

Derivative liability for warrants issued with private placement		$130,630	$—

Derivative liability for warrants issued with private placement		$106,474

Conversion of convertible debenture into common stock		$—	$1,950,000

Conversion of promissory notes payable to related parties into common stock		$—	$211,837

Conversion of promissory notes payable to third parties into common stock		$296,065	$290,425

Issuance of common stock in connection with settlement of short-term borrowing advanced for subscription agreement		$—	$200,000

7.    NET LOSS PER SHARE

Basic earnings per share (“EPS”) exclude dilution and are computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive securities, which currently comprise of options a convertible debenture and warrants, are excluded from the diluted EPS computation in loss periods and when their exercise price is greater than the market price as their effect would be anti-dilutive.

A reconciliation of weighted-average basic shares outstanding to weighted-average diluted shares outstanding follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2011	2010	2011	2010
Basic weighted average common shares outstanding	78,545,869	59,528,328	72,863,693	57,343,062
Effect of dilutive securities:
Convertible debenture	—	—	—	—
Stock options	—	—	—	—

Diluted weighted average common and potential Common shares outstanding	78,545,869	59,528,328	72,863,693	57,343,062

As of July 31, 2011, shares reserved for the exercise of warrants totaled 19,537,723 and 15,000,000 shares are reserved for issuance upon the exercise of options granted under the Company’s Stock Option Plan, of which 9,410,417 are outstanding. In addition, 1,000,000 shares are reserved for the convertible note payable agreement entered into on August 20, 2010. These were excluded from the calculation of diluted earnings per share as their effect was anti-dilutive.

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

9.    CONVERTIBLE NOTE PAYABLE

On August 20, 2010, the Company entered into a 10% Convertible Note Agreement with an investor for total proceeds of $400,000, less $8,500 debt issuance fees which was is amortized over twelve months to July 31, 2011. The Convertible Note Agreement bore interest at 10% per annum and was due to mature July 31, 2011. In connection with the Agreement, the Company issued 333,333 three year warrants to purchase shares of common stock with an exercise price of $0.15 per share. On March 21, 2011, the Company entered into an amendment with the lender to extend the maturity date of the note payable from July 31, 2011 to October 31, 2011. In exchange for the extension, the Company issued an additional 333,333 three year warrants to purchase shares of common stock with an exercise price of $0.15 per share. Using the Black-Scholes model, the Company determined the fair value of the 666,666 warrants is $27,762 which is recorded as interest expense in the period in the Company’s Condensed Consolidated Statements of Operations.

The note holder has the option after nine months following the issuance date to convert the outstanding principal amount under the Convertible Note Agreement, together with unpaid interest thereon, into the Company’s common stock at a conversion price equal to the lesser of (i) $0.50 and (ii) 80% of the average of the three lowest daily dollar volume-weighted average sale price (“VWAP”) for the Company’s common stock on any particular trading day during the twenty (20) consecutive trading days immediately preceding the applicable conversion date on which the Holder elects to convert all or part of the note. Total amortization expense in connection with the debt issuance costs for the nine months ended July 31, 2011 is $6,706 and is included in interest and other expense in the Company’s Condensed Consolidated Statements of Operations.

The Company determined that the VWAP contained certain price protection features and constituted an embedded derivative. Using the Monte Carlo Valuation Model, the fair value of the embedded derivative at July 31, 2011 was determined to be $181,347. The Company’s stock price on July 31, 2011 was $0.04. A risk-free discount rate of 3.77% and volatility of 130.0% was used to obtain fair value as of July 31, 2011, resulting in the increase in fair value for the three month period ended July 31, 2011 of $22,124, which was which was recorded as other expense in the Company’s Condensed Consolidated Statements of Operations for the nine months ended July 31, 2011. Accretion of the debt discount associated with the embedded derivative totaled $72,951 for the nine months ended July 31, 2011 and is included in interest and other expense in the Company’s Condensed Consolidated Statements of Operations.

Under the scope of ASC 815-10, the 333,333 warrants issued on August 20, 2010 in connection with the issuance of the debt instrument, as well as the 333,333 warrants issued on March 21, 2011, are not considered to be derivative instruments. Under the Black-Scholes model, the Company determined the fair value of the warrants is $49,458, which is recorded as debt discount and to be accreted to interest expense over twelve months to July 31, 2011. Accretion of the debt discount associated with the warrants totaled $39,023 for the nine months ended July 31, 2011 and is included in interest and other expense in the Company’s Condensed Consolidated Statements of Operations.

On February 25, 2011, the note holder executed a Form of Conversion Notice for conversion of $10,000, plus accrued interest thereon totaling $518, into 142,030 shares of common stock of the Company. On March 24, 2011, the note holder converted $20,000, plus accrued interest thereon totaling $21,172.60, into 289,665 shares of common stock.

10.    BRIDGE LOAN AND REVOLVING LOAN

On May 16, 2011, Nexaira, Inc., the Company’s US subsidiary, entered into a Loan Agreement with Centurion Credit Funding LLC (the ‘Lender”), pursuant to which the Lender provided a $300,000 bridge loan (the “Bridge Loan”) and up to a $2.2 million revolving purchase order financing loan (the “Revolving Loan”). The maturity date for the Bridge Loan is November 16, 2011 and the maturity date for the Revolving Loan is May 16, 2012. The Bridge Loan and Revolving Loan are repayable without penalty prior to maturity at the Company’s option. The Loan Agreement was executed solely in connection with the conversion provisions of the Loan Agreement, pursuant to which any obligations (including any accrued interest and fees) owing under the Loan Agreement are convertible into shares of common stock at a conversion price equal to 70% of the weighted average sale price per share over the thirty (30) day period prior to the conversion date. As at July 31, 2011 $300,000 was outstanding on the Bridge Loan and $52,716 was outstanding on the revolving loan.

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

In connection with the Loan Agreement, the Company granted security over all of its assets and guaranteed repayment of all obligations owing under the Loan Agreement.

Also in connection with the Loan Agreement, the Company issued share purchase warrants to the Lender to acquire up to 15 million shares of common stock, 4 million of which were immediately exercisable and 11 million of which become exercisable as the rate of 1 million per month beginning on June 16, 2011 provided that there remains unpaid amounts under the Loan Agreement. All warrants become immediately exercisable if there is an event of default, as that term is defined in the Loan Agreement. Upon repayment of all obligations under the Loan Agreement, all share purchase warrants that have not yet become exercisable will expire. All warrants will be exercisable for a period of three years from the date that such warrants become exercisable. The exercise price is equal to $0.10 subject to adjustment from time to time. As of July 31, 2011, 6,000,000 million are immediately exercisable.

The Company determined that the VWAP contained certain price protection features and constituted an embedded derivative. Using the Monte Carlo Valuation Model, the fair value of the embedded derivative at May 16, 2011 was determined to be $1,483,147. The Company’s stock price on July 31, 2011 was $0.04. A risk-free discount rate of 3.77% and volatility of 130.0% was used to obtain fair value as of July 31, 2011, resulting in the decrease in fair value for the three month period ended July 31, 2011 of $180,684 which was recorded as other expense in the Company’s Condensed Consolidated Statements of Operations for the nine months ended July 31, 2011.

$106,474 relating to the loan conversion feature and $193,526 related to the warrants issued were treated as a debt discount amounting to $300,000. This discount will be amortized over the life of the Bridge Loan which is 6 months. At July 31, 2011, amortization of the discount of $125,000 was included in interest and other expenses. The balance outstanding of the discount as at July 31, 2011 was $175,000.

$1,289,621 related to the warrants issued to secure the loan have been treated as prepaid financing costs in relation to the Revolving Loan. These costs will be amortized over the 12 month term of the Revolving Loan. At July 31, 2011, amortization of these fees of $268,671 was included in interest and other expense. The balance of the prepaid financing costs after amortization was $1,020,950 as at July 31, 2011.

On May 16, 2011, the Company issued 350,000 warrants as a commission in connection with the Loan Agreement. The warrants are exercisable at any time up to May 16, 2014 at an exercise price of $0.15 per share. The Company determined that the VWAP contained certain price protection features and constituted an embedded derivative. Using the Monte Carlo Valuation Model, the fair value of the embedded derivative at July 31, 2011 was determined to be $14,000. The Company’s stock price on July 31, 2011 was $0.04. A risk-free discount rate of 3.77% and volatility of 130.0% was used to obtain fair value as of July 31, 2011, resulting in the decrease in fair value for the three month period ended July 31, 2011 of $15,484 which was recorded as other expense in the Company’s Condensed Consolidated Statements of Operations for the nine months ended July 31, 2011.

11.    SHAREHOLDERS’ DEFICIT

Non-brokered Private Placement

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

On March 23, 2011, the Company closed a private placement consisting of 2,250,000 units for aggregate gross proceeds of $225,000. Each Unit consists of one common share in the capital of the Company at a purchase price of $0.10 per share and one common share purchase warrant exercisable at a strike price of $0.15 per share at any time until March 23, 2014. The 2,250,000 units were issued to four U.S. persons pursuant to Rule 506 of Regulation D and/or Section 4(2).

The Company determined that the adjustment feature within the warrants require the Company to grant additional warrants to each warrant holder in the case that any future grants by the Company have an exercise price below $0.15 constituted a derivative. Using the Monte Carlo Valuation Model, the fair value of the derivative was determined to be $126,021 at the March 23, 2011 issuance date. At July 31, 2011, the value was determined to be $63,329. The Company’s stock price on July 31, 2011 was $0.04. A risk-free discount rate of 0.46% and volatility of 130% was used to obtain fair value as of July 31, 2011, resulting in the decrease in fair value of $62,692 recorded as other income in the Company’s Condensed Consolidated Statements of Operations for the nine months ended July 31, 2011.

On July 22, 2011, the Company closed a non-brokered private placement consisting of 2,000,000 units for aggregate gross proceeds of $200,000. Each unit consists of one common share in the capital of the Company at a purchase price of $0.10 per share and one common share purchase warrant exercisable at a strike price of $0.15 per share at any time until July 22, 2014. The 2,000,000 units were issued to one US person pursuant to Rule 506 of Regulation D and/or Section 4(2).

The Company determined that the adjustment feature within the warrants require the Company to grant additional warrants to each warrant holder in the case that any future grants by the Company have an exercise price below $0.15 constituted a derivative. Using the Monte Carlo Valuation Model, the fair value of the derivative was determined to be $74,429 at the July 22, 2011 issuance date. At July 31, 2011, the value was determined to be $58,944. The Company’s stock price on July 31, 2011 was $0.04. A risk-free discount rate of 0.55% and volatility of 130% was used to obtain fair value as of July 31, 2011, resulting in the decrease in fair value of $15,484 recorded as other income in the Company’s Condensed Consolidated Statements of Operations for the nine months ended July 31, 2011.

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

Conversion of Short-Term Promissory Note Payable

On February 25, 2011, the Company entered into a debt settlement and subscription agreement with one investor whereby the Company agreed to issue 2,500,000 shares of the Company’s common stock in settlement of $250,000 of a $300,000 short-term promissory note payable by us to the investor. The shares were issued at a price of $0.10 per share. On February 25, 2010 the Company issued the investor a note in the principal amount of $77,321with respect to the remaining principal plus interest payable on the debt as of that date.

Consulting Agreements

On February 24, 2011, the Company entered into a letter agreement with a financial advisor, whereby the advisor agreed to provide certain advisory services to the Company in consideration for the issuance of up to 1,800,000 shares of restricted common stock at a price of $0.10 per share, with the shares to be issued as follows: (a) 450,000 shares upon execution of the letter agreement; and (b) 150,000 shares at the end of each month starting on the last day of the fourth month through the twelfth month of the term of the agreement. Upon mutual agreement, the Company and financial advisor agreed to terminate the letter agreement on July 19, 2011 and entered into a return to treasury agreement on July 25, 2011 whereby 350,000 shares of the initial 450,000 shares issued were to be cancelled. These shares were cancelled and returned to treasury on August 12, 2011. See Note 13 – Subsequent Event.

Also, on February 24, 2011, the Company entered into a consulting agreement , whereby the consultant has agreed to provide certain consulting services to the Company in consideration for the issuance of up to 1,800,000 shares of restricted common stock at a price of $0.10 per share, to be issued as follows: (a) 450,000 shares upon execution of the consulting agreement; and (b) 150,000 shares at the beginning of each month starting on the last day of the fourth month through the twelfth month of the term of the agreement. Upon mutual agreement, the Company and consultant agreed to terminate the letter agreement on July 19, 2011 and entered into a return to treasury agreement on July 25, 2011 whereby 350,000 shares of the initial 450,000 shares issued were to be cancelled. These shares were cancelled and returned to treasury on August 12, 2011. See Note 13 – Subsequent Event.

On April 18, 2011, the Company entered into a letter agreement with a financial consultant, whereby the consultant agreed to provide certain advisory services to the Company in consideration for a $10,000 monthly retainer and the issuance of 500,000 options to purchase shares of common stock at a price of $0.15 per share, with the shares to vest over 18 months. The fair value of the options earned as of July 31, 2011 was approximately $1,000. The remaining unvested and unearned options will be valued each reporting period in accordance with ASC 505 and recorded in compensation expense.

Shares Reserved for Future Issuance

The Company is required to reserve and keep available of its authorized, but unissued shares of common stock an amount sufficient to effect the conversion of the outstanding Convertible Note Payable, warrants, plus shares granted and available for grant under the Company’s stock option plans, and shares due in connection with consulting agreement. As of July 31, 2011, shares reserved for future issuance are comprised of the following:

Shares Reserved
Outstanding stock options under the 2009 Stock Option Plan	9,410,417
Additional shares available under the 2009 Stock Option Plan	5,589,583
Convertible note payable	1,666,666
Convertible promissory note dated July 28, 2011	8,688,525
Warrants issued in connection with convertible note payable	666,666
Warrants issued to related party in connection with debt	2,952,708
Warrants issued in connection with private placements	8,255,849
Warrants issued to vendor in connection with Promissory Note Agreement	1,312,500
Warrants issued in connection with Bridge & Purchase Order Financing	15,350,000

53,892,914

Stock Option Plan

The Company’s 2009 Stock Option Plan provides for the granting of equity awards, including restricted stock and incentive and nonqualified stock options to purchase up to 15,000,000 shares of the Company’s common stock, to employees, directors, officers and independent consultants of the Company.

A summary of stock option activity in connection with the 2009 Stock Option Plan as of July 31, 2011 is as follows:

	Number Outstanding	Weighted Average Exercise Price
Options outstanding October 31, 2009	8,400,000	$0.15

Granted	2,450,000	$0.34
Exercised	(225,000)	$0.15
Forfeited	(518,750)	$0.15

Options outstanding October 31, 2010	10,106,250	$0.20

Granted	500,000	$0.15
Exercised	—	—
Forfeited	(1,195,833)	$0.15

Options outstanding July 31, 2011	9,410,417	$0.20

Options exercisable July 31, 2011	8,289,583	$0.18

Stock based compensation expense included in selling, general and administrative expense for the three and nine months ended July 31, 2011 totalled $49,673 and $149,107, respectively. The amount of unearned stock-based compensation currently estimated to be expensed from now through fiscal 2012 related to unvested share-based payment awards at July 31, 2011 is $39,771.

12. RELATED PARTY TRANSACTIONS

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

Through March, April and May 2011, the Chief Executive Officer advanced the Company funds to cover operating expenses. As a July 31, 2011 the unpaid advances totaled $126,573. In addition, the Company uses a credit card provided by the Chief Financial Officer for business purposes. As at July 31, 2011, the balance owing was $37,478.

13.    SUBSEQUENT EVENTS

The Company has evaluated subsequent events, as defined by ASC 855, “Subsequent Events,” through the date that the financial statements were issued.

On August 4, 2011, the Company closed a Securities Purchase Agreement transaction for proceeds of $53,000. This transaction provides for the issuance of an 8% convertible promissory note in the principal amount of $53,000 and has a maturity date that is nine months from the date of issuance of the Note. At any time on or after the date that is 180 days from the issue date, the principal amount and accrued interest will be convertible into shares of the Company’s common stock at a variable conversion price. In connection with the possible conversion of the Note the Company reserved 8,688,525 common shares.

On August 9, 2011, the convertible note holder delivered a notice of conversion with respect to $10,000 of the principal amount of the note, dated August 20, 2010. Effective August 9, 2011, the $10,000, and $950.68 accrued interest thereon, were converted into 388,139 common shares of the Company’s stock at a conversion price of $0.02820 per share. See Note 9 – Convertible Note Payable.

On February 24, 2011, the Company entered into a letter agreement with a financial advisor, whereby the advisor agreed to provide certain advisory services to the Company in consideration for the issuance of up to 1,800,000 shares of restricted common stock at a price of $0.10 per share, with the shares to be issued as follows: (a) 450,000 shares upon execution of the letter agreement; and (b) 150,000 shares at the end of each month starting on the last day of the fourth month through the twelfth month of the term of the agreement. Upon mutual agreement, the Company and financial advisor agreed to terminate the letter agreement on July 19, 2011 and entered into a return to treasury agreement on July 25, 2011 whereby 350,000 shares of the initial 450,000 shares issued were to be cancelled. The 350,000 shares were cancelled and returned to treasury on August 12, 2011.

On February 24, 2011, the Company entered into a consulting agreement , whereby the consultant has agreed to provide certain consulting services to the Company in consideration for the issuance of up to 1,800,000 shares of restricted common stock at a price of $0.10 per share, to be issued as follows: (a) 450,000 shares upon execution of the consulting agreement; and (b) 150,000 shares at the beginning of each month starting on the last day of the fourth month through the twelfth month of the term of the agreement. . Upon mutual agreement, the Company and financial advisor agreed to terminate the letter agreement on July 19, 2011 and entered into a return to treasury agreement on July 25, 2011 whereby 350,000 shares of the initial 450,000 shares issued were to be cancelled. The 350,000 shares were cancelled and returned to treasury on August 12, 2011

On August 30, 2011, the convertible note holder delivered a notice of conversion with respect to $10,000 of the principal amount of the note, dated August 20, 2010. Effective September 8, 2011, the $10,000, and $1,027.40 accrued interest thereon, were converted into 689,213 common shares of the Company’s stock at a conversion price of $0.016 per share. See Note 9 – Convertible Note Payable.

On September 12, 2011, the Company received $25,000 pursuant to a non-brokered private placement with a US accredited investor. The Company will enter into US subscription agreements at US $0.10 per unit, each unit compromising one common share and common share purchase warrant exercisable into one common share at the exercise price of US $0.15 at any time within three years from closing date. The offering is expected to close on or before September 26, 2011. These proceeds will be used for general working capital purposes.

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

•

Results of operations. This section provides an analysis of our results of operations for the three months ended July 31, 2011 and 2010 and the nine months ended July 31, 2011 and 2010. A brief description is provided of transactions and events that impact the comparability of the results being analyzed.

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

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for future operations. In some cases, you can identify forward-looking statements by the use of terminology such as “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue” or the negative of these terms or other comparable terminology. Examples of forward-looking statements made in this quarterly report on Form 10-Q include statements about:

•	Our future strategy discussed under the heading “Marketing Strategy”,

•	Our belief that certain vertical sales channels may have an impact on our revenue plan;

•	Our discussion regarding any future filings for patent protection;

•	Our business plan for the next twelve months discussed under the heading “Plan of Operations”;

•	Our ability to meet the demands from our growing customer base;

•	Our encouragement by the positive trends established in terms of our month over month unit sales increases;

•	Our intention to raise between $2-4 million by the end of the calendar year 2011 through equity and favorable debt financing.

•	Our anticipated cash requirements for the next six and twelve months;

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including:

•	General economic and business conditions;

•	We may not be able to obtain additional financing;

•	We are dependent almost exclusively on outside capital;

•	Our directors and officers have the ability to influence matters affecting our stockholders;

•	Our financial results are subject to fluctuations;

•	Our market share, revenues, and gross margin may decrease as a result of competition with new or established wireless communication companies;

•	Our acquisition of additional assets and businesses may have a negative effect on our share price and results of operations;

•	The loss of any of our significant customers could adversely affect our revenue and profitability;

•	We are dependent on a single source supplier for some components, which increases the risk that we will be unable to obtain key materials required for our products;

•	We rely on a limited number of third parties to manufacture our products, which increases the risk that we will be unable to obtain our products in a timely manner;

•	Changing technology may reduce the value of our intellectual property;

•	We may infringe on the intellectual property rights of others;

•	Others may attempt to copy aspects of our products and technology without our permission;

•	Exchange rates between the United States and Canada may affect our results of operations;

•	We may be unable to retain our key employees;

•	Government regulations could increase our cost of doing business;

•	Our efforts to restructure our business may be unsuccessful; and

•	The risks in the section of this quarterly report entitled “Risk Factors”,

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

COMPANY OVERVIEW

We develop and deliver third and fourth generation (3G/4G) wireless routing solutions that offer speed, reliability and security for electronic transaction processing, smart energy management, business continuity, asset tracking and security and surveillance installations. Our routing solutions are simple to install, yet provide advanced management and business class features needed for stringent and sophisticated installations. Our wireless devices are ideal for secure high availability wireless applications acting as the primary router on wireless, digital subscriber lines (DSL), or cable networks and can be used to provide complete device and network redundancy when wireline services are disrupted.

Our company was formed in 2005 as a value added wireless data device supplier and helped us develop considerable depth in the wireless industry. In 2008, we initiated the development of a new wireless routing platform and began writing our own proprietary firmware and software as we saw shortcomings in the flexibility and customization of commercially available products at the time. Our mandate was to provide compelling 3G/4G wireless routing solutions that were highly competitive in both function and price, but were capable of remote management with the ability to refresh the firmware and software on any of the access points once deployed in the field.

In March 2009, we announced the availability of our I3 GUI™ (patent pending) graphical user interface. The i3 GUI quickly and effortlessly displays a comprehensive real time view of router status, which helps reduce customer support requirements and maintenance costs.

In the last twelve months we launched three new products: (i) our Business Class II high availability router (BCII); (ii) our High Availability network Adapter (HANATM); and (iii) our 2400 series M2M (machine to machine) platform. This highly robust and secure architecture incorporates security functionality and management capability historically only found in wireline routing hardware. Unlike many of our competitors, we own and control all aspects of the processor design, firmware and software and can rapidly develop features and functions necessary to meet our customer’s needs. This not only improves speed to market but enables us to customize our routing software for industry verticals such as electronic transaction processing, smart energy management, business continuity, asset tracking and security and surveillance installations.

We believe our product line will enable our customers to expeditiously connect to and manage secure high speed data connections rivaling traditional landline connectivity, with unmatched functionality, speed and ease of use; all at a lower cost. Our customers have selected our routing solutions for their high availability WAN failover applications using a 3G or 4G cellular network to automatically “back up” or “stand in” when service from wireline networks is interrupted. As the marketplace continues to deploy our secure high availability wireless applications, we believe there is potential revenue and sales growth to be realized. Additionally, we believe our customers can dramatically decrease their total cost of ownership (TCO), including management of their installed hardware base, by using our advanced firmware which can extend the shelf life of the customer premise equipment while providing critical device updates through simple downloads. We enable our customers to bring customized wireless broadband solutions to market more quickly and cost effectively than traditional wireline offerings such as DSL, cable or T-1s.

Our network agnostic broadband routers and intuitive user interface enables a non-technical user to quickly and effortlessly setup a network and establish a secure Internet connection.

In addition, the superior network management capability and reliable operating design support the needs of the largest customer networks and easily rival existing wireline deployments but have all the benefits of wireless. Our proprietary wireless routing solutions, in our in house tests, outperform the competition at a lower price while maintaining significant gross margins.

Today, our solutions are being used for digital signage, ATM/Kiosk installations, Video Surveillance and Fleet/Asset Management applications in North America. We are also seeing interest from the rapidly growing Smart Grid sector.

In parallel with this product development we have recruited an experienced management team and Board of Directors. Our sales and operations are headquartered in San Diego and our corporate office is in Vancouver, British Columbia.

Our company is producing revenue and winning new customers each month. We expect router related sales in fiscal 2011 to triple over 2010. Approximately $9 million in equity and debt has been raised to date and management believes an additional $2 million of capital will be required by the end of our fiscal year ending October 31, 2011 to retire debt and provide the necessary working capital to achieve profitability on a monthly basis.

Marketing Strategy

We intend to:

•	Continue to build on our Intellectual Property (IP) by designing and developing leading edge wireless routing solutions, including industry leading firmware and software (NexWareTM)

•	Price those solutions aggressively for rapid channel adoption

•	Deliver routing platforms with all the security and management features historically only found on wireline routers

•	Develop and deliver a suite of routing products through:

•	Wireline Carriers

•	Information Technology (IT) Resellers

•	Wireless Operators

•	Indirect Distribution Channels

•	Strategic Partnerships

•	Distributors

•

Continue to develop expertise in specific vertical markets requiring secure wireless connections including ATM, Kiosk, CCTV, Secure LAN and remote electronic payment applications such as parking meters.

•	To generate monthly recurring revenue, from the sale of our Network Management Services (NMS). .

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

In addition to selling our many classes of routers, we have also developed a Network Management Services offering to allow our customers to monitor and manage all devices in their network whether provided by our company or others.

Powerful and Secure Software Tools

•	Iconic images (similar to the iPhone) on the dashboard to improve customer confidence, ease of use, retention and use of router tools.

•	Intuitive structure with simple and logical menu flow to accelerate customer understanding of router functions, minimize apprehension and providing a positive customer and user experience.

•

Interactive and automated set-up wizard that displays auto-configuration results of the 3G or 4G connection and provides responsive functional tool tips, which minimizes user frustration and reduces product returns.

•

The most advanced wireless features and performance in the industry such as self-provisioning and NexWare’s proprietary tuning algorithm which optimizes cellular bandwidth making it easy for end-users to take advantage of broadband speeds without delays, costs or complexities associated with wireline installs.

•	Universal Plug in Play (UPnP) automatically connects any 3G or 4G data card to any cellular network.

•	Enterprise-grade networking management and security capabilities include auto-failover to a 3G or 4G wireless network to back up the primary wireline network.

•	Virtual router redundancy protocol (VRRP) eliminates single point of failure by providing redundancy for the wireline network and router.

•	Virtual private networks (VPN) with internet protocol security (IPsec) pass-through and termination protocols provide business class security.

•	Wi-Fi 802.11n 2x2 MIMO; statefull packet firewall technology; QOS (Quality of service) for business applications as well as support for General Routing Encapsulation (GRE).

•	Wi-Fi scheduling and quality of service (QOS) provides the ability to segregate critical applications to ensure service quality.

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

With the deployment of the new 3G+ and 4G networks and NexWareTM secure business class capabilities customers with remote locations can use these new high speed cellular networks as their primary network connection, saving both time and money. The BCII connects seamlessly with HSPA and HSPA + networks from AT&T, Bell and Rogers and Telus as well as 4G networks including Sprint and Clear’s WiMax and Verizon’s 4G LTE (Long Term Evolution). The BCII with XtremeSpeed™ technology optimizes the network connection to the Internet and corporate networks to maximize speed and throughput for business applications. The ability to interface to both high speed 3G and 4G networks allows businesses to use bandwidth intensive applications such as video conferencing, video surveillance and voice over IP (VoIP) all with advanced security, speed and business class functionality.

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

HANA provides immediate access to any cellular network for complete diversity to wired network infrastructure; industry standard VPN IPSec to ensure data security; IP pass through to wireline router; router hardware redundancy via VRRP (Virtual Redundancy Routing Protocol); XtremeSpeed WAN optimization ensuring the fastest wireless connection; Wi-Fi 802.11n 2x2 MIMO; statefull packet firewall technology; QOS (Quality of service) for business applications as well as support for General Routing Encapsulation (GRE).

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

The SOHO offers automated set-up with the i3 GUI, multiple user access to the Internet; 300 mbps speeds with 802.11n 2x2 MIMO Wi-Fi service; and a faster 3G/4G connection than using a data card on a laptop computer. The SOHO connects seamlessly with HSPA and HSPA + networks from AT&T, Bell and Rogers and Telus as well as 4G networks including Sprint and Clear’s WiMax and Verizon’s 4G LTE (Long Term Evolution). As a result, we believe that users will no longer be subjected to the long installation times, service area coverage or repair time related to traditional wireline networks. Our SOHO router is easy to install and does not require technical support. We believe that the NexConnect® SOHO router is ideal for users that want ease of use, security and auto-connect capability without the difficulty typically associated with installing a wireline router.

Marketing and Sales Activities

We are seeing opportunities developing in multiple verticals across many market segments. Some select verticals listed below are where we are focusing our sales and marketing efforts and we believe that based on early adoption of our products that any one of these verticals could contribute significantly to our revenue plan, if not all. Sales activities are currently underway in each of the following segments:

Business Applications

Business Continuity – Existing wireline network customers of Tier One and Tier Two carriers want a wireless back-up solution that ensures their services are not interrupted in the event of a device failure or failure of the wireline network which is a common occurrence today. In most cases alternative broadband services are not available and if so rarely in a diverse route. Wireless broadband provides a completely diverse route matching or exceeding wireline bandwidth throughput. Our software, NexWare, provides business class reliability based on industry standard protocols and processes used for years in sophisticated wireline networking equipment. NexWare’s use of these protocols allows it to work with existing wireline equipment to provide network availability previously only supported by routers many times its price. We are actively engaged with multiple managed service and value added service providers developing secure high availability and business continuity services no longer able to be met with expensive and antiquated dial backup solutions.

Wireline Replacement – We believe we can compete with traditional landline routing products and wireline services by offering higher function and lower cost than what service providers have available to choose from today. With the advent of 4G LTE from companies like Verizon we have realistically seen download speeds up to 22mbps with upload speeds up to 10 mbps, up to ten times faster than existing DSL services. It is our belief that businesses will continue to adopt wireless networking solutions to help run their business.

Small Medium Sized Enterprises (SMEs) – With over 27 million SMEs in the US alone, this vertical is made up of quick service retail (QSR) and small businesses needing quick and simple installations and reliability offered by the combination of Nexaira routing solutions and high speed wireless networks. Small business owners have neither the time nor the patience to wait for scheduled installation, which traditionally could take several weeks. In addition, we believe the reduced cost and improved performance of HSPA and HSPA + WiMAX and LTE networks will offer this segment a compelling alternative to wireline.

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

SOHO (Small Office Home Office)

With millions working from home or on the road in hotel rooms, often in small teams of people, data cards with a one to one relationship to the wireless carrier are cumbersome and ineffective. A customer using our SOHO product can benefit from improved security and throughput speed at a lower price. One data card can serve the needs of many when connected with our router and it is more secure than a hotel lobby or coffee shop and one does not have to pay the often exorbident hotel rates for WiFi Internet access. US Government employees are strongly discouraged from connecting to their corporate email from unsecured WiFi hotspots. With the SOHO, we believe that they need not be concerned.

Speciality Verticals and M2M

Many installations currently exist that can take advantage of wireless networks connected using a Nexaira router, especially those applications that are difficult to reach with a wireline connection. One example is video survellence. Demand is ever increasing for CCTV cameras to be “networked” to allow for future viewing, but many installations cannot be reached with wireline connections or would be cost prohibitive even if they were. The market is also moving away from existing analog (dial-up) connections to IP Video connections using the Internet. According to IPMarketVideo.info IP video surveillance product sales will increase by 200% between 2010 and 2012, significantly disrupting and overtaking analog CCTV sales. Britain by all accounts has just 1% of the world’s population but accounts for over 20% of CCTV sales with an install base of more than 4.2 million. Another application where Nexaira routers are built directly into the device is ATMs (Automated Teller Machines). With over 500,000 ATM’s in North America alone, and an industry motivated to find a better solution because of the high cost and poor reliability of analog circuits or GPRS 2G radio signals, we believe a significant opportunity exists to migrate these existing devices to secure high speed wireless connections with our routing solutions. We have developed a specific solution to replace the function of the dial-up modem and analog circuit, without changing any of the other components in the ATM itself, while proving a faster more secure and more reliable wireless connections – at a lower cost.

Competition

Current industry research indicates that wireless data service providers have reached a cost of service inflection point with wireline data service providers.

The competition is divided into three distinct categories:

•	Legacy wireline providers who:

•	treat wireless as a consumer routing application;

•	use Cisco and Juniper type devices that can cost in excess of $1,000 per unit; and

•	have limited cellular modem support or controlled modem distribution and pricing.

•	Wireless device manufacturers targeting consumers that do not provide business class solutions including:

•	reliability and high availability protocols;

•	security and access protocols; and

•	remote management.

•	Expensive wireless router manufacturers that:

•	charge more than double what the Company does for, what management believe, is equivalent functionality; and

•	have brand awareness developed by costly sales and marketing budgets

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

Employees

Our operations are headquartered in San Diego, California and our corporate office is in Vancouver, British Columbia. We have twenty employees, including consultants.

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

Plan of Operations

After months of testing, field trials, customer driven enhancements and modifications, we believe that we not only understand the customer requirements and the market verticals but have better control on the business and the challenges facing it. Our planned revenue growth and ability to achieve profitability is expected to come as a result of (1) the introduction of our innovative wireless router products and solutions (2) marketing and sales of our suite of products catering to the growing 3G/4G wireless business segment (3) expansion of our sales and operations team focused on the wireless marketplace and (4) the capability of securing a continuous stream of router hardware components to meet current and future sales demand. This, of course, is dependent on our ability to attract and raise new growth and working capital.

Over the next twelve months, as part of our overall business strategy and success in raising capital to fund our growth plans, we intend to continue to develop new products, penetrate new market verticals, add new customers, strengthen our business relationships with strategic vendors and continue to be innovative in developing software and firmware to meet our customers’ needs including the addition of our new Network Management Services offering. We also intend to continue to strengthen our management by attracting seasoned executives with sales, marketing, finance and technical expertise from the wireless and wireline industries.

Our go-to-market strategy will focus on the following key areas:

•	Working with wireless carriers to package WAN failover solutions to merchants experiencing service interruptions associated with wireline network failure.

•	Continuing to build wireline and wireless carrier relationships with the goal of expanding relationships to approximately 300 carriers worldwide in five years.

•	Continuing to identify and respond to our customers’ needs by introducing new product designs and solutions for 3G and 4G next generation networks.

•	Engaging in business discussions with strategic partners in emerging nations where wireline infrastructure is not available.

•	Establishing and developing relationships with manufacturers, VARS, distributors and managed service providers in North America.

•	Leveraging customizable software and firmware to create new applications to enter new vertical markets.

We believe that we have established a strong foundation of IP (Intellectual Property), industry relationships, quality assurance methodologies and proprietary enabling technology, NexWareTM, which can be readily adapted to meet the needs of specific partners and markets. Our objectives are to continue to build value inside the business and move our company to a profitable stage of growth. To support this growth, we believe we require approximately $2 million to drive our new business model, launch our new products, meet our customers’ needs and increase shareholder value.

We intend to use financing raised to launch our sales and marketing campaign, procure router hardware components and provide the necessary working capital to allow management to achieve profitability from operations.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED JULY 31, 2011 COMPARED TO JULY 31, 2010

To ensure that we positioned our company for the future growth forecasted in the wireless 3G/4G sector, we turned our attention away from being solely dependent on the manufacturers we represented towards designing and developing our own products – specifically 3G/ 4G wireless routing firmware and hardware. This focus on developing and marketing our own line of products has impacted our revenues when compared to the same period in 2010. After 18 months of testing, field trials, customer driven enhancements and modifications, we believe that we not only understand the customer requirements and the market verticals but have better control on the business and the challenges facing it.

Revenues

Revenues for the three months ended July 31, 2011 were $408,768 compared to $270,305 for the three months ended July 31, 2010, an increase of $138,463 or 51.2%. Total revenues for the nine months ended July 31, 2011 amounted to $947,826 compared to $1,301,696 for the same period in 2010, a decrease of $353,870. The decline in revenues for the nine months ended July 31, 2011 was attributable primarily as a result of our decision to focus our resources on marketing our own line of products and move away from our dependence on the sale of low margin non-Nexaira products such as data cards and modules, which for the same period in 2010 amounted to $853,617 or 65.5% of our $1,301,696 revenues. By comparison, for the nine months ended July 31, 2011, of the $947,826 in total revenues, only $66,506 related to non-Nexaira products with the remaining $881,320 or 93% related to our own proprietary higher margin router related products. One of the key contributing factors of the lower sales in the nine months ended July 31, 2011, was the lack of inventory on hand to meet customer orders. We anticipate being able to utilize our $2.2 million purchase order financing line which we closed on May 16, 2011 more effectively in the future to enable our company to acquire inventory as needed to meet the demand of our suite of products from our growing customer base. On a more positive trend, our router related revenue for the nine months ended July 31, 2011 increased from $448,079 in 2010 to $881,320, up $433,241 or 96.7% during the same period in 2010.

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

Cost of Product Sales

Cost of product revenues before amortization of capitalized tooling and research and development costs of $46,849 for the three months ended July 31, 2011 amounted to $182,841 or 44.7% of product revenues compared to $119,535 or 44.2% of revenues for the same period in 2010. For the nine month period ended July 31, 2011, total cost of product revenue before amortization of capitalized tooling and research and development costs of $156,753 amounted to $501,593 or 53% of total revenues of $947,826. The higher cost of product revenues as a percentage of revenues reflects the liquidation of modules and data cards during the first and second quarter. Including amortization expenses noted above, total cost of revenues amounted to $229,690 for the three months ended July 31, 2011 and $658,346 for the nine month period ended July 31, 2011.

Gross Profit

Overall gross profit for the three and nine months ended July 31, 2011 was $179,078 and $289,480 respectively, or 44% and 30.5%, respectively, of total revenues from the sale of Nexaira routers, accessories and other manufacturer’s products that have lower margins. This compares to overall gross profit of $117,384 and $255,160, respectively, or 43% and 19.6%, respectively, of total revenues for the three months and nine months ended July 31, 2010. The lower gross profit for the nine month period ended July 31, 2011 was impacted as a result of liquidating end of life non-Nexaira products at low margins or at cost. More significant is that the gross profit on Nexaira product router related sales for the nine months ended July 31, 2011, excluding amortization expense of $156,753 (which is a non-GAAP measurement), amounted to $523,483 or 59% on router related revenues of $881,320. When amortization expense is included in the calculation, the gross profit on router product sales for the same period amounted to $366,730 or 41.6 % on router related revenues of $881,320. This increase in gross profit over the nine months of 2010 shows the positive impact of introducing our higher margin product line launched and marketed in fourth quarter of 2010 after receiving certification in May/June 2010.

Research and Development

Research and development totaled $145,236 and $285,707 for the three months ended July 31, 2011 and 2010, respectively, for a total decrease of $140,471. For the nine months ended July 31, 2011 and 2010, research and development totaled $437,100 and $707,583, respectively, for a total decrease of $270,483. This decrease reflects a temporary re-allocation of resources from strict research and development activities to building functions, features and enhancements into our commercial ready products and working collaboratively with our current and potential customers in the Specialty Channels in the Machine to Machine verticals. This collaborative work includes on-site field testing, resolution of hardware issues and sales, marketing and engineering support. We continue to believe that investments in research and development will drive innovation which is critical to our future growth in revenues and customers and our ability to compete effectively in the marketplace.

We capitalize software development costs in accordance with ASC 985-20, Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Software development costs consist of labor and overhead costs related to development of our suite of NexWare™ firmware for our suite of wireless routers. Software development costs are capitalized when technological feasibility and marketability of the related product has been established. On June 1, 2008, we established technological feasibility upon successful completion and testing of our first working router product pilot firmware program. Capitalized software costs are amortized on a product-by-product basis over five years, beginning when the product is available for general release to customers. As of July 31, 2011, software development costs amounted to $790,381 which includes $109,374 related to the development of NexWare™ Enterprise Pro/BCIII products expected to be released in the second quarter of fiscal 2012. Accordingly, amortization has not begun on this product to date.

Selling, General and Administrative

Selling, general and administrative expenses amounted to $867,020 for the three months ended July 31, 2011 compared to $863,513 for the same period in 2010, an increase of $3,507. Included in the $867,020 expenses are approximately $100,000 in legal fees associated with the $300,000 bridge loan and $2,200,000 PO financing line negotiated in May 2011. For the nine months ended July 31, 2011, selling, general and administrative expenses amounted to $2,465,128 compared to $2,746,446 for the same period in 2010, for a total decrease of $281,318. The quarterly and nine month decrease in selling, general and administrative expenses is a result of cost cutting measures, including a reduction in the work force and a reduction in audit fees incurred during the same period in 2010. Included in selling, general and administrative expenses for the nine months ended July 31, 2011 is $149,107 for stock compensation expense compared to $112,921 for the same period in 2010.

Loss from Operations

For the three months ended July 31, 2011, our net loss from operations was $751,412, compared to $1,070,097 in the same period in 2010, a decrease of 29.8%. Our loss from operations amounted to $2,599,547 for the nine months ended July 31, 2011 compared to a loss of $3,376,549 for the same period in 2010, a decrease of 23%. The decrease in loss is primarily due to management reducing overhead and operating expense wherever possible.

Interest and Other Expense

On January 13, 2011, we entered into a Debt Settlement and Subscription Agreement with a vendor. The transaction was recorded as a gain on settlement of note payable totaling $231,016. The remainder was primarily attributed to settlement of disputed accounts payable to our benefit.

For the three and nine month period ended July 31, 2011, the Company recorded a gain of $35,981 on the decrease in fair value of the derivative related to warrants issued in connection with a private placement and an extension of the maturity date of a convertible note payable.

Interest and other expense for the three months ended July 31, 2011 amounted to $81,766 compared to interest and other expense of $39,424 for the same period in 2010. Interest and other expense for the nine months ended July 31, 2011 amounted to $276,349 compared to $179,983 for the nine months ended July 31, 2010. The increase is attributable to short term borrowings from a number of lenders and related parties during 2011 for general working capital purposes compared to the same period in 2010.

Included in interest and other expenses for the 3 months ended July 31, 2011 is amortization of the debt discount and prepaid financing costs associated with the Bridge and Revolving Loans in the amount of $125,000 and $268,671 respectively.

Net Loss

After including the amortization of the debt discount and prepaid financing costs noted above in the amount of $393,671 net loss after interest, other income and income taxes amounted to $1,145,083 for the three months ended July 31, 2011 compared to $1,071,242 for the same period in 2010. Net loss after interest, other income and income taxes amounted to $2,994,018 for the nine months ended July 31, 2011 compared to $3,378,494 for the same period in 2010. As our line of routers continues to gain acceptance in the marketplace, we believe our company’s losses will decrease over the next three quarters.

OUTSTANDING SHARE DATA

Common Shares

Total authorized share capital: 600,000,000 common shares @ U.S. $0.001 par value

COMMON SHARES

Total issued and outstanding as of October 31, 2009	36,329,262

Issued in connection with conversion of $1,600,000 convertible debenture on November 10, 2009	19,250,000
Issued in connection with $375,000 private placement and conversion of $502,262 debt on January 6, 2010	1,754,523
Issued in connection with $350,000 private placement and conversion of $350,000 convertible debenture on February 23, 2010	1,400,000
Issued in connection with $575,000 private placement on April 29, 2010	575,000
Issued on May 26, 2010 in connection with consulting agreement	16,666
Issued on May 26, 2010 in connection with consulting agreement	100,000
Issued on May 26, 2010 in connection with $21,487 debt conversion	94,001
Issued on June 17, 2010 in connection with consulting agreement	16,666
Issued on July 30, 2010 in connection with consulting agreement	33,332
Issued on August 12, 2010 in connection with exercise of stock options	65,000
Issued on September 22, 2010 in connection with consulting agreement	16,666
Issued on September 27, 2010 in connection with exercise of stock options	160,000

Total issued and outstanding as of October 31, 2010	59,811,116

Issued in connection with $860,000 private placement on December 17, 2010	8,600,000
Issued in connection with conversion of $150,000 debt on January 13, 2011	1,500,000
Issued in connection with conversion of $471,481 debt on January 13, 2011	2,357,406
Issued in connection with conversion of $250,000 debt on February 25, 2011	2,500,000
Issued in connection with an advisory consulting agreement on March 3, 2011	450,000
Issued in connection with a consulting agreement on March 3, 2011	450,000
Issued in connection with partial conversion of convertible note on February 25, 201	142,030
Issued in connection with partial conversion of convertible note on March 22, 2011	289,665
Issued in connection with $225,000 private placement on March 24, 2011	2,250,000
Issued in connection with $200,000 private placement on July 22, 2011	2,000,000

Total issued and outstanding as of July 31, 2011	80,350,217

Issued in connection with partial conversion of convertible note on August 9, 2011	388,139
Common shares cancelled and returned to treasury on August 12, 2011	(700,000)
Issued on September 9, 2011 in connection with partial conversion of convertible note	689,213

Total issued and outstanding as of September 20, 2011	80,727,569

Common share issuances since October 31, 2010:

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

On February 24, 2011, the Company entered into a letter agreement with a financial advisor, whereby the advisor agreed to provide certain advisory services to the Company in consideration for the issuance of up to 1,800,000 shares of restricted common stock at a price of $0.10 per share, with the shares to be issued as follows: (a) 450,000 shares upon execution of the letter agreement; and (b) 150,000 shares at the end of each month starting on the last day of the fourth month through the twelfth month of the term of the agreement. Upon mutual agreement, the Company and financial advisor agreed to terminate the letter agreement on July 19, 2011 and entered into a return to treasury agreement on July 25, 2011 whereby 350,000 shares of the initial 450,000 shares issued were to be cancelled. These shares were cancelled and returned to treasury effective August 12, 2011. See Note 13 – Subsequent Event.

Also, on February 24, 2011, the Company entered into a consulting agreement , whereby the consultant has agreed to provide certain consulting services to the Company in consideration for the issuance of up to 1,800,000 shares of restricted common stock at a price of $0.10 per share, to be issued as follows: (a) 450,000 shares upon execution of the consulting agreement; and (b) 150,000 shares at the beginning of each month starting on the last day of the fourth month through the twelfth month of the term of the agreement. Upon mutual agreement, the Company and consultant agreed to terminate the letter agreement on July 19, 2011 and entered into a return to treasury agreement on July 25, 2011 whereby 350,000 shares of the initial 450,000 shares issued were to be cancelled. These shares were cancelled and returned to treasury effective August 12, 2011. See Note 13 – Subsequent Event.

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

In connection with a convertible note dated August 20, 2010 in the principal amount of $400,000, we have issued 1,509,047 common shares to the note holder with respect to conversion notices received as shown below:

Date of Conversion	Principal Amount	Accrued Interest	Deemed Conversion Price	Number of Shares Issued
February 25, 2011	$10,000	$518	$0.74053	142,030
March 22, 2011	20,000	1,173	$0.73093	289,665
August 9, 2011	10,000	951	$0.02820	388,139
August 30, 2011	10,000	1,027	$0.01600	689,213

				1,509,047

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

On July 22, 2011, we closed a private placement consisting of 2,000,000 units at a purchase price of $0.10 per unit for aggregate gross proceeds of $200,000. Each unit consists of one share in the capital of our company’s common stock and one common share purchase warrant exercisable at a strike price of $0.15 per share at any time until July 22, 2014. The 2,000,000 units were issued to a U.S. person who is an accredited investor.

On September 12, 2011, the Company received $25,000 pursuant to a non-brokered private placement with a US accredited investor. The Company will enter into US subscription agreements at US $0.10 per unit, each unit compromising one common share and common share purchase warrant exercisable into one common share at the exercise price of US $0.15 at any time within three years from closing date. The offering is expected to close on or before September 26, 2011. These proceeds will be sued for general working capital purposes.

Common share purchase warrants issued:

Granted October 26, 2009: Exercisable at $0.10 Expiry: June 29, 2011	875,000
Granted October 26, 2009: Exercisable at $0.20 Expiry: extended to January 15, 2013	*700,000
Granted October 26, 2009: Exercisable at $0.20 Expiry: September 30, 2011	1,312,500
Granted January 6, 2010: Exercisable at $1.00 Expiry: January 6, 2012	1,754,523
Granted February 23, 2010: Exercisable at $1.00 Expiry: February 23, 2012	1,400,000
Granted April 29, 2010: Exercisable at $1.50 Expiry: April 29, 2012	575,000
Granted August 20, 2010: Exercisable at $0.50 Expiry: August 20, 2013	333,333

Total granted and outstanding as of October 31, 2010	6,950,356

Granted December 20, 2010: Exercisable at $0.28 Expiry: December 20, 2013	1,400,000
Granted January 14, 2011: Exercisable at $0.20 Expiry: January 15, 2013	1,129,034
Granted March 21, 2011: Exercisable at $0.15 Expiry: March 21, 2014	333,333
Granted March 23, 2011: Exercisable at $0.15 Expiry: March 23, 2014	2,250,000
Granted May 16, 2011 to July 16, 2011: Exercisable at $0.10 Expiry: May 16, 2014	**6,000,000
Granted May 16, 2011: Exercisable at $0.15 Expiry: May 16, 2014	350,000
Expiry: Granted October 26, 2009: Exercisable at $0.10—Expired June 29, 2011	(875,000)
Granted July 22, 2011: Exercisable at $0.15 Expiry: July 22, 2014	2,000,000
Total outstanding as of July 31, 2011	19,537,723

**2,000,000

Total outstanding as of September 20, 2011	21,537,723

Common share purchase warrants issued since October 31, 2010:

In connection with the $860,000 private placement on December 20, 2010, we issued 1,400,000 warrants as a placement fee and for ongoing investment banking and other financial advisory services to three U.S. persons pursuant to Rule 506 of Regulation D and/or Section 4(2). The warrants are exercisable at a strike price equal to US$0.28 per share until December 20, 2013.

*On January 14, 2011, we extended the expiry date from January 15, 2011 to January 15, 2013 on 700,000 warrants exercisable at $0.20 per share granted to two related party lenders on October 26, 2009.

**Earned August 16 and September 16, 2011: Exercisable at $0.10 Expiry: May 16, 2014

On January 14, 2011, we granted 1,129,034 warrants at an exercise price of US $0.20 per share exercisable at any time until January 15, 2013 to a lender whose 1,129,034 options expired November 7, 2010. The warrants were granted in consideration and acknowledgement of the lender’s continued support, specifically in (a) not calling the loan; (b) agreeing to convert the principal amount of $1,950,000 debt into shares of our company; (c) agreeing to defer interest payments on said demand loans as well as the amount remaining after the debt conversions; and (d) providing additional funding by way of current outstanding promissory note loans, which at October 31, 2010 aggregated to $412,000. We issued the warrants to one non U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On March 21, 2011, we entered into an amendment agreement with a lender to extend the maturity date of a 10% $400,000 convertible note from July 31, 2011 to October 31, 2011. In exchange for the extension, we issued 333,333 warrants with an exercise price of $0.15 per share until March 21, 2014.

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

**In connection with the $300,000 Bridge Loan and the Revolving Loan entered into on May 16, 2011, we issued share purchase warrants to the Lender to acquire up to 15 million shares of common stock, 4 million of which were immediately exercisable and 11 million of which become exercisable as to 1 million per month beginning on June 16, 2011 provided that there remains unpaid amounts under the Loan Agreement. All warrants become immediately exercisable if there is an event of default, as that term is defined in the Loan Agreement. Upon repayment of all obligations under the Loan Agreement, all share purchase warrants that have not yet become exercisable will expire. All warrants will be exercisable for a period of three years from the date that such warrants become exercisable. The exercise price is equal to $0.10 subject to adjustment from time to time. As of July 31, 2011, 6,000,000 were immediately exercisable and as of September 20, 2011, 8,000,000 million are immediately exercisable.

On May 16, 2011 we also issued 350,000 warrants at an exercise price $0.15 per share to two US persons who are accredited investors, as a commission in connection with the aforementioned loan agreements.

On June 29, 2011, 875,000 share purchase warrants granted on October 26, 2009 expired unexercised.

In connection with the 2,000,000 unit private placement entered into on July 22, 2011, we issued 2,000,000 common share purchase warrants to a US person who is an accredited investor. The warrants are exercisable at a strike price of $0.15 per share at any time until July 22, 2014.

Summary of Employee Stock Option Plan:

Total Options available for grant under our company’s Stock Option Plan: 15,000,000
Granted October 5, 2009: 8,400,000 Exercisable at $0.15 Expiry: July 17, 2013	8,400,000
Granted March 22, 2010: 2,012,500 Exercisable at $0.31 Expiry: March 22, 2015	2,012,500
Granted May 17, 2010: 437,500 Exercisable at $0.425 Expiry: May 17, 2015	437,500
Granted on April 20, 2011: 500,000 Exercisable at $0.15 Expiry: April 20, 2016	500,000
Exercised on August 12, 2010 at $0.15	(65,000)
Exercised on September 27, 2010 at $0.15	(160,000)
Cancelled during fiscal year 2010: Exercisable at $0.15	(518,750)
Cancelled during current fiscal year: Exercisable at $0.15	(1,137,500)
Cancelled during current fiscal year: Exercisable at $0.31	(58,333)

Total outstanding stock options as of July 31, 2011	9,410,417
Cancelled August 25, 2011: Exercisable at $0.15	(262,500)
Cancelled August 25, 2011: Exercisable at $0.31	(237,500)

Total outstanding stock options as of September 20, 2011	8,910,417

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

FINANCIAL CONDITION AND LIQUIDITY

Working Capital

	July 31, 2011	October 31, 2010
	(unaudited)
Current assets	$1,583,269	$565,074
Current liabilities	$(6,584,352)	$(4,726,657)
Working capital (deficiency)	$(5,001,083)	$(4,161,583)

Our cash on hand as of July 31, 2011 was $13,369. On May 16, 2011, we received proceeds of $300,000 for general working capital purposes under a Bridge Loan with an institutional lender. On July 22, 2011, we received proceeds of $200,000 for general working capital purposes under a private placement with an accredited investor. On July 28, 2011, we received proceeds of $53,000 for general working capital purposes under a Convertible Note. As of July 31, 2011, we had a working capital deficiency of $5,001,083. The $6,584,352 balance in current liabilities at July 31, 2011 includes amounts payable to related parties and supportive lenders in the amount of $3,009,130 and includes $988,871 in short term promissory notes, $324,102 in interest payable, $67,000 in accrued board fees, $1,090,584 in deferred management and consulting fees and $538,573 in short term notes and advances. Also included in current liabilities are derivative liabilities of $1,753,062. We have incurred operating losses since 2008, and this is likely to continue for the year ending October 31, 2011.

We anticipate that our cash on hand and the revenue that we anticipate generating from product sales will not be sufficient to satisfy all of our cash requirements for the next twelve months. In addition to raising $603,000 in a Bridge Loan and two Promissory Notes, since October 31, 2010 through September 20, 2011 we have successfully raised cash in the amount $1,310,000 in connection with non-brokered private placement transactions and converted $681,847 of our debt into equity. We plan to raise additional capital primarily through the equity financing and further borrowings from our current shareholders and directors if this type of funding continues to be available. We will continue to seek additional funds from our current shareholders and directors to fund our day to day operations until equity financing can be pursued but we have no guarantee that our current shareholders and directors will continue to fund our day to day operations.

We have been focused on changing our business model to include the development of our own line of software to compliment the distribution side of our business. During this period we have experienced a decline in revenues from the legacy distribution business resulting in negative cash flow from operations. As of July 31, 2011 we have a total shareholders’ deficit of $3,990,821 compared to a shareholders’ deficit of $2,937,951 as of October 31, 2010. As discussed in Note 3 of the Notes to the Condensed Consolidated Financial Statements, we have incurred losses from operations and have negative cash flow from operations, a working capital and a net capital deficit that raise substantial doubt about our ability to continue as a going concern. The Condensed Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty. Our ability to continue as a going concern depends on our success in generating increased revenues and earnings in the immediate and foreseeable future with the introduction of our new line of hardware and software router products and solutions. Furthermore, the continuation of our company as a going concern is dependent upon the continued financial support from our shareholders and lenders and our ability to obtain necessary equity financing to continue operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Future Fundraising

Fundraising will be one of our primary objectives over the next three quarters. We anticipate our cash requirements for the next 3 months to carry out our business plan and retire debt maturing in the November / December 2011 timeframe will be at least $2 million. We intend to raise an additional $1-2 million in the 2nd quarter of fiscal 2012 through equity financings to support our growth plans.

As noted above, our company’s success will depend on our ability to raise the money we require through debt financing and private placements associated with the issuance of additional equity securities of our company to our current stockholders and/or new stockholders. The issuance of additional equity securities by us may result in a significant dilution in the equity interests of our current stockholders. There is no assurance that we will be able to obtain further funds required for our continued operations or that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our operations.

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

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of our financial instruments that could have been realized as of July 31, 2011 or that will be recognized in the future and do not include expenses that could be incurred in an actual settlement. The carrying amounts of our financial assets and liabilities, such as cash and cash equivalents, prepaids and other current assets, and other assets, accounts payable, accrued expenses, accrued interest, taxes payable, and other current liabilities, approximate their fair values because of the short maturity of these instruments. Our notes payable to shareholders, long-term debt, and convertible debenture approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to us for similar financial arrangements at July 31, 2011 and October 31, 2010. Our derivative liability measured at fair value on a recurring basis was determined using the following inputs:

	Fair Market Measurement at July 31, 2011
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Embedded derivative liability – convertible note payable	$181,347	$—	$—	$181,347
Warrant derivative liability – private placement	$63,329	$—	$—	$63,329
Embedded derivative liability – convertible note payable	$115,660	$—	$—	$115,660
Warrant derivative liability – loan agreement	$1,333,881	$—	$—	$1,333,881
Warrant derivative liability – private placement	$58,845	$—	$—	$58,845

Total derivatives	$1,753,062	$—	$—	$1,753,062

The fair value of the embedded derivative related to the issuance of the convertible note payable as of July 31, 2011 was $181,347. The Company’s stock price was $0.04. A risk-free discount rate of 3.77% and volatility of 130.0% was used to obtain fair value, resulting in the change in fair value of $22,124 recorded as other expense in the Company’s Consolidated Statements of Operations for the three and nine months ended July 31, 2011.

The fair value of the derivative related to the price protection of warrants in connection with the issuance of common stock in a private placement as of July 31, 2011 was $63,329. The Company’s stock price was $0.04. A risk-free discount rate of 0.46% and volatility of 130.0% was used to obtain fair value, resulting in the change in fair value of $(62,692) recorded as other income in the Company’s Consolidated Statements of Operations for the three and nine months ended July 31, 2011.

The fair value of the embedded derivative related to the issuance of the convertible note payable as of July 31, 2011 was $115,660. The Company’s stock price was $0.04. A risk-free discount rate of 3.77% and volatility of 130.0% was used to obtain fair value, resulting in the change in fair value of $9,186 recorded as other expense in the Company’s Consolidated Statements of Operations for the three and nine months ended July 31, 2011.

The fair value of the derivative related to the price protection of warrants related to the issuance of warrants in connection with the convertible note payable as of July 31, 2011 was $1,302,463. The Company’s stock price was $0.04, risk-free discount rate of 0.55% and volatility of 130.0% was used to obtain fair value, resulting in the change in fair value of $(180,684) recorded as other income in the Company’s Consolidated Statements of Operations for the three and nine months ended July 31, 2011. The fair value of the derivative related to the price protection of warrants issued in connection with July 22, 2011 Private Placement as of July 31, 2011 was $58,944. The Company’s stock price was $0.04, risk-free discount rate of 0.55% and volatility of 130.0% was used to obtain fair value, resulting in the change in fair value of $(15,484) recorded as other income in the Company’s Consolidated Statements of Operations for the three and nine months ended July 31, 2011.

A reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Derivative Liabilities
	July 31, 2011 (unaudited)	October 31 2010
Balance beginning of period	$154,615	$—
Warrant derivative in connection with price placements and loan agreements	$1,859,175	121,249
Total unrealized loss (income) included in earnings	260,728	33,366

Balance end of period	$1,753,062	$154,615

Concentration of Risk

The Company provides products and services to a variety of customers worldwide. Concentration of credit risk with respect to revenues and trade receivables is limited due to the geographic and industry dispersion of the Company’s customer base. The Company has not experienced significant credit losses on its customer accounts. A small number of customers has typically accounted for a large percentage of the Company’s annual revenues and trade accounts receivable. For the three months ended July 31, 2011, three customers accounted for 24%, 22% and 14% respectively, of the Company’s revenues. Two customers accounted for 21%, and 11%, respectively, of the Company’s revenues for the nine months ended July 31, 2011. For the three months ended July 31, 2010, five customers accounted for 20%, 17%, 15%, 13% and 11%, respectively and two customers accounted for 36% and 12%, respectively, of the Company’s revenues for the nine months ended July 31, 2010.

Two customers accounted for 23%, and 36%, respectively, of trade accounts receivable as of July 31, 2011. As of July 31, 2010, five customers accounted for 27%, 18%, 14%, 13% and 10% of outstanding trade accounts receivable.

The Company relied on one supplier to provide 92% of total inventory purchases for the three months ended July 31, 2011. For the Nine months ended July 31, 2011, the Company relied on inventory purchases of 71% and 13% from two suppliers, respectively. The Company relied on two suppliers to provide 55% and 30% of total inventory purchases for the three and three suppliers to provide 43%, 20% and 13% of total inventory purchases for the nine months ended July 31, 2010 and respectively.

Research and Development Costs

Internal costs relating to research and development costs incurred for new software products and enhancements to existing products, other than certain software development costs that qualify for capitalization, are expensed as incurred.

Software Development Costs

The Company capitalizes software development costs in accordance with ASC 985-20, Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Software development costs consist of labor and overhead costs related to development of the Company’s suite of NexWare™ firmware for the Company’s suite of wireless routers. Software development costs are capitalized when technological feasibility and marketability of the related product has been established. On June 1, 2008, the Company established technological feasibility upon successful completion and testing of the Company’s first working router product pilot firmware program. Capitalized software costs are amortized on a product-by-product basis over five years, beginning when the product is available for general release to customers. As of July 31, 2011, software development costs in the amount of $790,381 includes $109,374 related to the development of NexWare™ Enterprise Pro/Business Class III product expected to be released in the second quarter of fiscal 2012. Accordingly, amortization has not begun on NexWare™ Enterprise Pro/Business Class III to date.

Intangible Assets

Intangible assets, consisting principally of patents and trademarks, are accounted for in accordance with ASC 350-30, Goodwill and Other Intangibles. Intangible assets that have finite lives are amortized using the straight-line method over their estimated useful lives of fifteen years. Amortization expense for the three months and nine months ended July 31, 2011 was $6,156 and $18,469, respectively. Amortization expense for the three months and nine months ended July 31, 2010 was $5,363 and $14,551, respectively.

Revenue Recognition

Our revenues comprise of the following:

•	distribution of third party mobile wireless broadband, modules and router solutions, as well as related accessories;

•	our proprietary wireless router solutions that are integrated with our internally developed software that is essential to the functionality of the equipment; and

•	customization services, marketing tools, provisioning and airtime activations based on individual customer needs.

We recognize revenue, net of sales tax, in accordance with ASC 605-10, Revenue Recognition, when all four basic criteria are met: 1) there is evidence that an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectability is reasonably assured. In addition, we do not recognize revenue until all customers’ acceptance criteria have been met. The criteria are usually met at the time of product shipment, except for shipments to distributors with rights of return. The portion of revenue from shipments to distributors subject to rights of return is deferred until the agreed upon percentage of return or cancellation privileges lapse. We considered ASC 985-605, Software Revenue Recognition applied to the revenue recognition of our newly developed products sold during the nine months ended July 31, 2011 and 2010. We do not currently sell our proprietary router product and internally developed software separately, and no services are provided after the product is shipped. Therefore, normal ASC 605-10 revenue recognition guidance applies as noted above.

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

As required by paragraph (b) of Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, our management, with the participation of our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, being July 31, 2011. Based on this evaluation, these officers concluded that, as of July 31, 2011, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to our company’s management, including our president and chief financial officer, to allow timely decisions regarding required disclosure.

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

(3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, or use or disposition of the registrant’s assets that could have a material effect on the financial statements.

Under the supervision of our chief executive officer and chief financial officer, being our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2011 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at July 31, 2011.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of our internal control over financial reporting as of July 31, 2011, we determined that there were control deficiencies that constituted material weaknesses which are indicative of many small companies with small staff, such as:

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

These control deficiencies resulted in a reasonable possibility that a material misstatement of the interim financial statements could not have been prevented or detected on a timely basis. As a result of the material weaknesses described above, we concluded that we did not maintain effective internal control over financial reporting as of July 31, 2011 based on criteria established in Internal Control—Integrated Framework issued by COSO. Our management, board of directors and audit committee are currently evaluating remediation plans for the above deficiencies. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the weaknesses described above as we have not had sufficient financial resources to hire additional administrative and accounting personnel to implement our remediation plan. However, with additional funding we intend to take steps to enhance and improve the design of our internal control over financial reporting. Our proposed plans are set out below under the heading, “Management’s Remediation Initiatives”.

Changes in Internal Controls

As discussed above, we conducted an evaluation of the effectiveness of our internal control over financial reporting during our most recent three months end using the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation using the criteria established, our management concluded that our internal controls over financial reporting were not effective as of July 31, 2011.

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

Excluding warrants and stock options, our directors and officers, in the aggregate, beneficially own 27.89% of the 80,350,217 issued and outstanding shares of our common stock as of the date of this Report. As a result, they have the ability to influence matters affecting our stockholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our officers and directors control such shares, investors will find it difficult to replace our management if they disagree with the way our business is being operated. Because the influence by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

Our monthly, quarterly and annual financial results will be subject to fluctuations that could affect the market price of our common shares.

Our revenue, gross margin, operating earnings and net earnings may vary from month to month and quarter to quarter and could be significantly impacted by a number of factors, including:

•	Possible delays or shortages in manufactured components;

•	Price and product competition, which may result in lower selling prices for some of our products or lost market share;

•	Transition periods associated with the migration of new technologies;

•	The development and timing of the introduction of our new products;

•	The securing of channel slots for new products and the timing of sales orders and OEM and carrier customer sell through;

•	Product mix of our sales as our products have different gross margins;

•	The amount of inventory held by our channel partners;

•	Possible cyclical fluctuations related to the evolution of wireless technologies;

•	Possible delays in the manufacture or shipment of current or new products;

•	Possible product quality that may increase our cost of goods sold;

•	Possible increased inventory levels;

•	Concentration in our customer base; and

•	The achievement of milestones related to signing new customers.

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

These risks include, among other things:

•	Exposure to unknown liabilities of acquired companies, including unknown litigation related to acts or omissions of our acquired company and/or its directors and officers prior to the acquisition;

•	Higher than anticipated acquisition and integration costs and expenses;

•	Effects of costs and expenses of acquiring and integrating new businesses on our operating results and financial condition;

•	The difficulty and expense of integrating the operations and personnel of the companies;

•	Disruption of our ongoing business;

•	Diversion of management’s time and attention away from our remaining business during the integration process;

•	Failure to maximize our financial and strategic position by the successful incorporation of acquired technology;

•	The inability to implement uniform standards, controls, procedures and policies;

•	The loss of key employees and customers as a result of changes in management; and

•	The incurrence of amortization expenses.

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

We outsource the manufacturing of our products to a limited number of third parties and depend heavily on the ability of these manufacturers to meet our needs in a timely and satisfactory manner at a reasonable cost. We currently rely on two manufacturers, either of whom may terminate the manufacturing contract with us at the end of any contract year. Our reliance on third party manufacturers subjects us to a number of risks, including the following:

•	the absence of guaranteed or adequate manufacturing capacity;

•	reduced control over delivery schedules, production levels, manufacturing yields and costs;

•	their inability to secure adequate volumes of components in a timely manner at a reasonable cost; and

•	unexpected increases in manufacturing costs.

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

The wireless communications industry is subject to rapid technological change. Our business and future success will depend, in part, on our ability to accurately predict and anticipate evolving wireless technology standards and develop products that keep pace with the continuing changes in technology, evolving industry standards and changing customer and end-user preferences and requirements. Our products embody complex technology that may not meet those standards, preferences and requirements. Our ability to design, develop and commercially launch new products depends on a number of factors, including, but not limited to the following:

•	our ability to attract and retain skilled technical employees;

•	the availability of critical components from third parties;

•	our ability to successfully complete the development of products in a timely manner; and

•	our ability to manufacture products at an acceptable price and quality.

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

The industry in which we operate has many participants that own, or claim to own, proprietary intellectual property. While to date we have not received assertions or claims from third parties alleging that our products violate or infringe on their intellectual property rights we may receive these assertions in the future. Rights to intellectual property can be difficult to verify and litigation may be necessary to establish whether or not we have infringed the intellectual property rights of others. In many cases, these third parties are companies with substantially greater resources than us, and they may be able to, and may choose to, pursue complex litigation to a greater degree than we could. Regardless of whether these infringement claims have merit or not, we may be subject to the following:

•	We may be liable for potentially substantial damages, liabilities and litigation costs, including attorneys’ fees;

•	We may be prohibited from further use of the intellectual property and may be required to cease selling our products that are subject to the claim;

•

We may have to license the third party intellectual property, incurring royalty fees that may or may not be on commercially reasonable terms. In addition, there is no assurance that we will be able to successfully negotiate and obtain such a license from the third party;

•

We may have to develop a non-infringing alternative, which could be costly and delay or result in the loss of sales. In addition, there is no assurance that we will be able to develop such a non-infringing alternative;

•	The diversion of management’s attention and resources;

•	Our relationships with customers may be adversely affected; and

•	We may be required to indemnify our customers for certain costs and damages they incur in such a claim.

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

Our intellectual property is important to our success. We rely on a combination of patent protection, copyrights, trademarks, trade secrets, licenses, non-disclosure agreements and other contractual agreements to protect our intellectual property. Third parties may attempt to copy aspects of our products and technology or obtain information we regard as proprietary without our authorization. If we are unable to protect our intellectual property against unauthorized use by others it could have an adverse effect on our competitive position. Our strategies to deter misappropriation could be inadequate due to the following risks:

•	Non-recognition of the proprietary nature or inadequate protection of our methodologies in the United States, Canada or foreign countries;

•	Undetected misappropriation of our intellectual property;

•	The substantial legal and other costs of protecting and enforcing our rights in our intellectual property; and

•	Development of similar technologies by our competitors.

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

We cannot assure you that a trading market will continue to develop for our common stock, or if it does, it may not be sustained, or that any stockholder will be able to liquidate his or her investment without considerable delay, if at all. The market price of our common stock is likely to be highly volatile and may also fluctuate significantly in response to the following factors, most of which are beyond our control:

•	variations in our quarterly operating results;

•	changes in market valuations of similar companies;

•	announcements by us or our competitors of significant new products; and

•	the loss of key management.

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

We are authorized to issue up to 600,000,000 shares of common stock. As of September 20, 2011 there were 80,350,217 shares of our common stock issued and outstanding. Our board of directors has the authority to cause our company to issue additional shares of common stock without the consent of any of our stockholders. Consequently, our stockholders may experience dilution in their ownership of our company in the future.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Disclosure contained under Part 1 – Item 2 under the heading “Outstanding Share Data” is responsive to this item.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	(Removed and Reserved)

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit Number	Description

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (incorporated by reference from our registration statement on Form S-1/A filed on October 10, 2008)

3.2	Bylaws (incorporated by reference from our registration statement on Form S-1/A filed on October 10, 2008)

3.3	Amendment to Articles of Incorporation and Bylaws – 8 for 1 forward split (incorporated by reference from our Form 8-K filed on September 24, 2009)

3.4	Certificate of Amendment to Articles of Incorporation and Bylaws – filed on October 7, 2010 with the Secretary of State of Nevada creating 100,000,000 preferred stock with a par value of $0.001 per share (incorporated by reference from our Annual Report on Form 10K for the year ended October 31, 2010 as filed with the Commission on January 28, 2011)

(10)	Material Contracts

10.1	Form of Subscription Agreement used in a private placement offering that closed on July 25, 2007 between our company and 32 investors (incorporated by reference from our registration statement on Form S-1/A as filed with the Commission on October 10, 2008)

10.2	Share Exchange Agreement dated September 29, 2009 (incorporated by reference from our current report on Form 8-K as filed with the Commission on October 2, 2009)

10.3	Assumption Agreement dated September 29, 2009 (incorporated by reference from our current report on Form 8-K as filed with the Commission on October 2, 2009)

10.4	Return to Treasury Agreement dated October 28, 2009 between our company and Edward Dere (incorporated by reference from our current report on Form 8-K as filed with the Commission on November 9, 2009)

10.5	Share Purchase Agreement dated October 29, 2009 between our company and Slawek Kajko (incorporated by reference from our current report on Form 8-K as filed with the Commission on November 9, 2009)

10.6	Form of Stock Option Agreement (incorporated by reference from our current report on Form 8-K as filed with the Commission on November 9, 2009)

10.7	Form of Debt Conversion Subscription Agreement (incorporated by reference from our annual report on Form 10-K for the year ended August 31, 2009 as filed with the Commission on November 18, 2009). Form of Subscription Agreement for Non-US Persons (incorporated by reference from our current report on Form 8-K as filed with the Commission on January 11, 2010)

10.8	Form of Assumption Agreement (incorporated by reference from our current report on Form 8-K as filed with the Commission on January 11, 2010)

10.09	Form of Assumption Agreement (incorporated by reference from our current report on Form 8-K as filed with the Commission on February 24, 2010)

10.10	Form of Debt Conversion Agreement (incorporated by reference from our current report on Form 8-K as filed with the Commission on February 24, 2010)

10.11	Form of Subscription Agreement for Non-US Persons (incorporated by reference from our current report on Form 8-K as filed with the Commission on February 24, 2010)

10.12	Form of Subscription Agreement (incorporated by reference from our current report on Form 8-K as filed with the Commission on April 29, 2010)

10.13	$400K Convertible Note (incorporated by reference from our current report on Form 8-K as filed with the Commission on August 26, 2010)

10.14	Form of Warrant, US and non-US Subscription Agreements used in a private placement offering that closed on December 17, 2010 between our company and 2 non-US and 9 US investors (incorporated by reference from our current report on Form 8K as filed with the Commission on December 20, 2010)

10.15	Debt Settlement and Subscription Agreement dated January 13, 2011 with Nexaira Inc. and Novatel Wireless, Inc. (incorporated by reference from our current report on Form 8-K as filed with the Commission on January 20, 2011)

10.16	Form of Debt Settlement and Subscription Agreement (incorporated by reference from our current report on Form 8-K as filed with the Commission on March 2, 2011)

10.17	Letter Agreement with Garden State Securities Inc. (incorporated by reference from our current report on Form 8-K as filed with the Commission on March 2, 2011)

10.18	Consulting Agreement with JFS Investments, Inc. (incorporated by reference from our current report on Form 8-K as filed with the Commission on March 2, 2011)

10.19	Amendment Agreement and warrant issued to Gemini Master Fund and Form of Subscription Agreement (US person) (incorporated by reference from our current report on Form 8-K as filed with the Commission on March 24, 2011)

10.20	Bridge Loan and Revolving Loan agreements (incorporated by reference from our current report on Form 8-K as filed with the Commission on May 19, 2011)

(14)	Code of Ethics

14.1	Code of Ethics(incorporated by reference from our annual report on Form 10-K for the year ended August 31, 2009 as filed with the Commission on November 18, 2009)

(21)	Subsidiaries

21	Direct and Indirect Wholly-Owned Subsidiaries of Nexaira Wireless Inc.: Nexaira Wireless (BC) Ltd.., a British Columbia company and Nexaira, Inc., a California company

(31)	Certifications

31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer and Principal Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(99)	Additional Exhibits

99.1	Audit Committee Charter – Adopted on January 25, 2011 (incorporated by reference from our Annual Report on Form 10K for the year ended October 31, 2010 as filed with the Commission on January 28, 2011)

99.2	Compensation Committee Charter – Adopted on January 26, 2011 (incorporated by reference from our Annual Report on Form 10K for the year ended October 31, 2010 as filed with the Commission on January 28, 2011)

101**	The following financial statements and footnotes from the Nexaira Wireless Inc. Quarterly Report on Form 10-Q for the quarter ended July 31, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; (iv) Condensed Consolidated Statements of Changes in Shareholders’ Deficit and Other Comprehensive Income Loss; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXAIRA WIRELESS INC.

/s/ Mark Sampson
By: Mark Sampson
President, Chief Executive Officer and Director
(Principal Executive Officer)
Dated: September 20, 2011

/s/ Ralph Proceviat
By: Ralph Proceviat
Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)
Dated: September 20, 2011